Form 10-Q
period 1999-09-30
NETNATION COMMUNICATIONS INC
filed 1999-11-15
CIK 1091560

Form 10-Q

                                               --------------
                                   U.S. Securities and Exchange Commission
                                           Washington, D.C. 20549

                                              ---------------
(MARK ONE)
[x]                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1999

                                              ---------------

[ ]                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                      FOR THE TRANSITION PERIOD FROM TO
                                              ---------------

                                      COMMISSION FILE NUMBER: 000-26881

                                              ---------------


                                       NETNATION COMMUNICATIONS, INC.
                                      --------------------------------
                          (Exact name of registrant as specified in its charter)




  DELAWARE                                                           33-08034 38
(State or other jurisdiction                          (I.R.S. Employer I.D. No.)
of incorporation or organization)




                                    1410 - 555 West Hastings Street
                                    Vancouver, British Columbia, Canada
                                                V6B 4N6
                              (Address of principal executive offices)
                                             (Zip Code)


                                              604/688-8946
                            (Registrant's telephone number, including area code)


                                                  N/A
                            (Former name, former address and former fiscal year,
                                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


The number of shares of the registrant's Common Stock outstanding as of November 10, 1999 was 15,607,000.

                            NETNATION COMMUNICATIONS INC.


                                     FORM 10-Q
                                SEPTEMBER 30, 1999

                                        INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements

  Consolidated Balance Sheets--December 31, 1998
  and September 30, 1999
  (unaudited)                                                            1

  Consolidated Statements of Operations and Deficit
  --Three and Nine-Month Period Ended September 30, 1998
  and 1999  (unaudited)                                                  2

  Consolidated Statements of Cash Flows
  --Nine-Month Periods Ended September 30, 1998 and 1999
 (unaudited)                                                             3

  Notes to Consolidated Financial Statements                             4

                NETNATION COMMUNICATIONS INC.
                (Formerly COLLECTIBLES ENTERTAINMENT INC.)
                Consolidated Interim Financial Statements
                (Unaudited)

                (Expressed in U.S. dollars)

                September 30, 1999

NETNATION COMMUNICATIONS INC.
(Formerly Collectibles Entertainment Inc.)
Consolidated Balance Sheets
(Unaudited)

September 30, 1999 with comparative figures for December 31, 1998
(Expressed in U.S. dollars)
-------------------------------------------------------------------------------
                                                 September 30,     December 31,
                                                 1999                      1998
-------------------------------------------------------------------------------

Assets

Current assets
    Cash                                                   $154,868     $45,863
    Accounts receivable                                      50,689      12,635
    Prepaid expenses                                         11,876       3,419
    Short-term investments                                1,129,269       -
-------------------------------------------------------------------------------
                                                          1,346,702      61,917

Capital assets                                              398,075     115,442
-------------------------------------------------------------------------------
                                                         $1,744,777    $177,359

Liabilities and Share Capital and Deficit

Current liabilities
    Accounts payable and accrued liabilities               $346,170     $97,800
    Share redemption premium payable, current portion           -        36,818
Deferred revenue                                        274,216     180,748
-------------------------------------------------------------------------------
                                                            620,386     315,366

Share redemption premium payable                                -        12,484
Debenture payable (note 2)                                1,100,000        -

Share capital and deficit
    Share capital (note 3)                                   33,403       1,197
    Cost of shares repurchased but not canceled             (10,204)     (9,721)
Additional paid-in capital                                  875,895       -
Cumulative translation adjustment                            52,056      14,601
Deficit                                                    (926,759)   (156,568)
-------------------------------------------------------------------------------
                                                             24,391    (150,491)
-------------------------------------------------------------------------------
                                                       $  1,744,777  $  177,359

See accompanying notes to financial statements.

NETNATION COMMUNICATIONS INC.
(Formerly Collectibles Entertainment Inc.)
Consolidated Statements of Operations and Deficit
(Unaudited)

Three and Nine-month periods ended September 30, 1999 and 1998
(Expressed in U.S. dollars)

	                           Three months ended September 30,   Nine months ended September 30,
	                                     1999             1998             1999              1998
---------------------------------------------------------------------------------------------
Sales                              $610,896        $ 323,050       $1,521,536      $  742,160

Expenses
	Amortization                         51,745            8,940           71,118          20,213
	Marketing & selling                 483,616          169,557        1,015,684         403,653
	Office and
Administrative                      226,658           44,552          411,884         106,165
Wages, benefits
and subcontract                     344,259          167,289           793,041        370,817
---------------------------------------------------------------------------------------------

	                                  1,106,278          390,337         2,291,727        900,848
---------------------------------------------------------------------------------------------
Net loss                         $  495,382        $  67,288        $  770,191     $  158,688

Deficit,
start of period                  $  431,377        $ 110,823        $    6,601     $   19,423

Elimination of Collectibles
deficit at April 7, 1999                  -                -            (6,601)             -

NetNation deficit                         -                -           156,568              -
---------------------------------------------------------------------------------------------
Deficit,
end of period                    $  926,759        $  178,111       $  926,759     $  178,111
=============================================================================================
Loss per share
   Basic                         $    0.031        $    0.061       $    0.070     $    0.145
   Fully Diluted                 $    0.030        $    0.061       $    0.066     $    0.145
=============================================================================================
Weighted average
number of common shares
   Basic                         14,767,000         1,097,000       11,059,222      1,097,000
   Fully Diluted                 15,317,000         1,097,000       11,609,222      1,097,000
=============================================================================================

See accompanying notes to financial statements.

NETNATION COMMUNICATIONS INC.
(Formerly Collectibles Entertainment Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

Nine-month periods ended September 30, 1999 and 1998
(Expressed in U.S. dollars)
-------------------------------------------------------------------------------
                                                          1999             1998
-------------------------------------------------------------------------------
Cash provided by (used in)

Operations
   Net loss                                             $(770,191)    $(158,688)
   Amortization, an item not involving cash                71,118        20,213
   Change in non-cash operating working capital
     Accounts receivable                                  (38,054)        1,267
     Prepaid expenses and deposits                         (8,457)          253
     Accounts payable and accrued liabilities             232,578       175,116
     Deferred revenue                                      93,468        39,437
-------------------------------------------------------------------------------
                                                         (419,538)       77,598

Investments
   Capital asset additions                               (353,751)      (83,514)

Financing
   Issue of share capital                                 916,021           -
   Issue of Series A Convertible Debentures             1,100,000           -
   Repurchase of shares                                      (483)         (433)
   Cancellation of shares                                     (24)
   Share redemption premium payable                       (41,406)          -
-------------------------------------------------------------------------------
                                                        1,974,108          (433)

Change in cumulative translation adjustment                37,455         1,572
-------------------------------------------------------------------------------
Increase (decrease) in cash                             1,238,274        (4,777)

Cash, beginning of period                                  45,863        27,883
-------------------------------------------------------------------------------
Cash, end of period                                  $  1,284,137     $  23,106
-------------------------------------------------------------------------------
Cash is defined as cash and cash equivalents:

    Cash                                             $    154,868     $  23,106
    Short-term deposits                                 1,129,269        -
-------------------------------------------------------------------------------
Cash, end of period                                  $  1,284,137     $  23,106
===============================================================================
Cash paid for
Taxes                                                $      -         $  -
Interest                                             $      -         $  -
===============================================================================
See accompanying notes to financial statements.

NETNATION COMMUNICATIONS INC.
(Formerly Collectibles Entertainment Inc.)
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 1999
(Expressed in U.S. dollars)
1.  Basis of Presentation

In the opinion of management, the accompanying consolidated balance sheets and related consolidated interim statements of loss and deficit and cash flows include all adjustments (consisting only of normal recurring items, except as described in note 2) necessary for their fair presentation in conformity with generally accepted accounting principles.

2.  Acquisition of NetNation Communications Inc.

These financial statements reflect the continuation of NetNation Communications Inc. ("NetNation"), a company whose shareholders acquired control of Collectibles Entertainment Inc. ("Collectibles") by way of reverse takeover on April 7, 1999. This transaction has been accounted for by the purchase method with the rules applicable for reverse take-overs.

Under these rules, NetNation is deemed to have acquired Collectibles.
Historical financial information contained herein relates only to NetNation and does not include the results of Collectibles prior to the date of the transaction. Accordingly, the accumulated deficit of Collectibles to April 7, 1999 has been eliminated in these financial statements. However, the stated capital of the entity at September 30, 1999, is that of Collectibles. This capital structure is different than the capital structure appearing in the comparative financial statements for NetNation due to the application of reverse takeover accounting.

The transaction was effective April 7, 1999 when Collectibles acquired all of the issued stock of NetNation, a Canadian company providing web-site hosting and related services to small and medium sized businesses, for consideration of 10,000,000 common shares of the Collectibles. As a condition of the transaction, Collectibles also raised proceeds of $1,100,000 through the sale of two Series A Convertible Debentures, maturing on September 30, 2000. Each debenture is convertible into 275,000 shares of the common stock of the Company at a rate of $2.00 per share.

Subsequent to the transaction, Collectibles changed its name to NetNation Communications Inc.

NETNATION COMMUNICATIONS INC.
(Formerly Collectibles Entertainment Inc.)
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 1999
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------
3.Share capital
--------------------------------------------------------------------------------
                                                 Number
                                                of Shares                 Amount
--------------------------------------------------------------------------------
  Authorized
    50,000,000 Common shares,
    with a par value of $0.0001
  Issued
    Balance at December 31, 1998                1,097,000              $     110

    Shares issued for cash on February 1,1999   4,000,000                    400

    Shares issued to purchase all issued
     and outstanding shares of NetNation
     on April 7, 1999                          10,000,000                    -

    Shares cancelled on April 7, 1999          (1,000,000)                   -

    Shares issued for cash on April 7, 1999       450,000                     45

    Adjustment of the Company's share
    capital to comply with reverse
    take-over accounting
      Elimination of the Company's share capital        -                  (510)
      NetNation share capital                           -                  6,680
      NetNation share capital issued
      to purchase net assets of the Company             -                 26,672

    Shares issued for investor
    relations services rendered
    on June 23, 1999                              300,000                     30

    Cancellation of investor relation shares
     on Sept. 1, 1999                            (240,000)                    24
--------------------------------------------------------------------------------
Balance at September 30, 1999                  14,607,000              $  33,403
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Our Company was incorporated under the laws of the State of Delaware on May 7, 1998, under the name Collectibles Entertainment Inc. ("Collectibles") for the purpose of operating an online sports card and other tradeable memorabilia distribution business. We changed the name of the Company to NetNation Communications, Inc. on April 14, 1999 in conjunction with the acquisition of a Canadian based web site hosting business.

Our Company has three wholly-owned subsidiaries.

Our first subsidiary is the Canadian subsidiary, NetNation Communications Inc. which has the same corporate name as its parent. The Canadian subsidiary is a private company incorporated under the laws of the Province of British Columbia, Canada on February 19, 1997. The Canadian company became a wholly owned subsidiary on April 7, 1999 pursuant to an agreement between the shareholders of the Canadian company and our Company. Accordingly, our Company acquired 9,000,000 Class A common shares and 1,000,000 Class B preferred shares of the Canadian company being all of its issued and outstanding shares. The purchase price payable by our Company for the 9,000,000 Class A common shares and 1,000,000 Class B preferred shares was Cdn$1,000,000 payable by the issuance of 10,000,000 common shares of our Company. Upon conclusion of the acquisition, our Company changed its name from Collectibles Entertainment Inc. to NetNation Communications Inc. As part of this transaction and later in the month of April 1999, we raised $2 million through the issuance of convertible debentures and additional common shares.

Our second subsidiary is the UK subsidiary, NetNation Communications UK Limited, a private company incorporated under the laws of the United Kingdom on June 1, 1999. The UK subsidiary was incorporated to facilitate our Company's UK sales operations.

Our third subsidiary is the US subsidiary, NetNation Communications (USA) Inc., a private company incorporated under the laws of Delaware on October 20, 1999. The US subsidiary was incorporated to facilitate our Company's US sales operations and development of a data centre.

Our Company does not have any other subsidiary companies.

We entered the web hosting business through the acquisition of the Canadian subsidiary which had started its web hosting business in February of 1997. Web site hosting refers to the rental of space on a computer infrastructure and related services, such as email accounts, email addresses, domain name registration, payment processing that facilitates the ability of a small or medium sized business to post and operate their website on the Internet and to conduct business transactions over the Internet. In addition to Web site hosting services, our Company offers domain name registration, and server co-location services, which involve the customer locating their server at our premises. We provide physical security and maintenance for such co-located servers. However, we are not in the business of creating or maintaining Web sites or of providing Internet access directly to customers, the latter being the business of an Internet Service Provider

The common shares of our Company currently trade on the Over-the-Counter Bulletin Board (OTC-BB) under the ticker symbol "NNCI". On September 30, 1999, our Company was approved as a reporting issuer by the Securities and Exchange Commission. On October 7, 1999, we submitted our application for a listing on the Nasdaq SmallCap market.

Our Web hosting business has generally operated on close to a breakeven basis. As our cash flow improved, we increased our advertising expenditures. This philosophy was maintained until the start of the second quarter of 1999 at which time it was decided to increase advertising.



RESULTS OF OPERATIONS

Revenue

Our Company is not dependent on any one customer and we have not experienced any seasonality with our business. Our customers are currently located in more that 90 countries with 57% from the United States, 25% from Canada and the balance from other worldwide locations. With the establishment of our UK office in July 1999, we expect that the international component of our customer base will shift slightly in favor of the UK base. We are also planning to establish a location in California in the near future as a base for our US sales operations and data center.

Our customers can sign up for Web hosting services on a monthly basis or they can prepay for up to a year. These are normal terms in the industry and do not create large demands upon our working capital. If a customer misses a monthly payment, the Web hosting services can be suspended until the situation is corrected. If the customer is engaged in e-commerce, any disruption in service would be crucial to their business, hence, such customers rarely present a problem. Consequently, losses arising from any one customer are negligible and can be capped. Furthermore, recoveries of outstanding amounts are possible in those cases where the customer has invested significant resources in developing their Web site and requires our cooperation to allow for a transfer of the Web site to another hosting company or ISP.

In May 1999, our Company was selected as an accredited registrar of domain names by the Internet Corporation for Assigned Names and Numbers ("ICANN"). Until recently, Network Solutions Inc. held sole authority to register domain names ending in .com, .net and .org which account for between 50% - 75% of the world's Internet addresses. The transfer of registration authority had not taken place during this quarter but is expected to occur before the end of 1999. When this occurs, our Company will benefit from receiving revenues associated with the registration of domain names. However, we also expect that competitive pressures will result in the fees charged for domain registrations to decline significantly over time.

Three months ended September 30,1998 compared to the three months ended September 30, 1999

Total revenue increased 89% from $323,050 for the three months ended September 30, 1998 to $610,896 for the three months ended September 30, 1999. Our company has recorded its eleventh consecutive quarter of revenue growth by posting a 26% increase over the quarter ended June 30, 1999.

Nine months ended September 30,1998 compared to the nine months ended September 30, 1999

Total revenue increased 105% from $742,160 for the nine months ended September 30, 1998 to $1,521,536 for the nine months ended September 30, 1999. There were no acquisitions or mergers during the period that could have contributed to growth.


Marketing and Selling Expense

Marketing and selling expense consists primarily of advertising, marketing and Internet access charges.

Three months ended September 30,1998 compared to the three months ended September 30, 1999

The marketing and selling expenses increased $314,059 or 185% from $169,557 for the three months ended September 30, 1998 to $483,616 for the three months ended September 30, 1999. The increase is primarily due to increased advertising that started during the second quarter of 1999 and has continued to increase.

Nine months ended September 30,1998 compared to the nine months ended September 30, 1999

The marketing and selling expenses increased $612,031 or 151% from $403,653 for the nine months ended September 30, 1998 to $1,015,684 for the nine months ended September 30, 1999. The increase in expenditures was planned for and achieved the desired results. The London, UK office was not open during the comparative period and, although the amounts were not large, the additional advertising exposure in the UK publications did contribute to increased expenses during the latter part of the 1999 period.


Office and Administration Expense

Office and administration expense consists primarily of professional fees, insurance, occupancy costs, telecommunication lines and office expenses.

Three months ended September 30,1998 compared to the three months ended September 30, 1999

The office and administration expense increased $182,106 or 408% from $44,552 for the three months ended September 30, 1998 to $226,658 for the three months ended September 30, 1999. The increase is directly related to the growth of the Web hosting business and the associated costs required to support the infrastructure. The premises have almost doubled in size and related costs are similarly proportional.

Nine months ended September 30,1998 compared to the nine months ended September 30, 1999

The office and administration expense increased $305,719 or 288% from $403,653 for the nine months ended September 30, 1998 to $411,884 for the nine months ended September 30, 1999. The continued growth of the Web hosting business as evidenced by the eleven consecutive quarters of revenue growth has resulted in the same trend in office and administrative expenses. One of the main expenses which increased more than proportionately between the two periods was the increased office area secured during the first quarter of 1999. With the responsibilities of becoming a public reporting company in April 1999 and further work to apply for a Nasdaq SmallCap market listing, there was an increase in professional fees and insurance costs.

Wages, Benefit and Subcontract Expense

Wages, benefit and subcontract expense consists primarily of wages and salaries to employees and contract workers.

Three months ended September 30,1998 compared to the three months ended September 30, 1999

The wages, benefit and subcontract expense increased $176,970 or 106% from $167,289 for the three months ended September 30, 1998 to $344,259 for the three months ended September 30, 1999. The increase in human resource costs is directly related to the growth of the Web hosting business.

Nine months ended September 30,1998 compared to the nine months ended September 30, 1999

The wages, benefit and subcontract expense increased $422,225 or 114% from $370,816 for the nine months ended September 30, 1998 to $793,041 for the nine months ended September 30, 1999. Continued revenue growth over the entire period of review necessitated the addition of personnel.

Amortization

Amortization has increased consistently throughout all periods as additions were made to equipment to support the growth of the Web hosting business and to furniture and fixtures to accommodate the increase in personnel.


LIQUIDITY AND CAPITAL RESOURCES

Our Company had obtained $1,100,000 of financing through issuance of two convertible debentures on April 12, 1999.which mature September 30, 2000. Until the debenture holders exercise their right to convert some or all of the debentures to common shares, our Company may have to obtain financing for repayment of some or all of the debentures on the maturity date. During the period to maturity of the debentures, our Company will be subject to the risks inherent in the capital markets for Internet based technological companies seeking financing. If the debenture holders decide to convert their entire debenture amount, then we will not be required to obtain funds to meet the obligation on maturity. Except for the debentures, we do not have any material long term balance sheet items that affect liquidity and capital resources.

Also during April 1999, we had issued 450,000 common shares and received $900,000. Along with the previous amount of $1,100,000, we were successful in raising $2 million during April 1999. These funds have been primarily used for working capital purposes.

Our Company has historically satisfied its capital needs by cash generated from operations, by borrowing and by issuing equity securities. We do not have a bank operating facility in place upon which we can draw funds. On a quarterly basis, there may be periods that incur greater losses or earnings than in other periods due to the timing when expenses are incurred and associated revenues are received. These variations are considered normal as we operate on a cashflow policy whereby excess cash is reinvested in order to maximize the growth of our Company.

We do not have any material commitments for capital expenditures as of September 30, 1999. We expect to continue to incur operational costs associated with the improvement of our technical systems, network, customer care, billing and financial systems. However, we expect that reduced incremental operational costs in terms of general and administrative expenditures will benefit us in the long term. As we commit our resources to maximize market opportunities, we may find that we may have cash requirements in excess of our present resources. Under these circumstances, our Company expects to meet its capital needs over the next twelve months through existing cash flows, lease financing and the issuance of capital stock. Except for the maturity of the interest-free convertible debentures described above, we do not expect to take on additional debt that would require the continued servicing of debt principal and/or interest.


IMPACT OF THE YEAR 2000.

Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may therefor recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.
 .
The third-party vendor upon which we materially rely is AT&T Canada which provides our connection to the Internet. AT&T Canada has responded to our inquiries into its year 2000 readiness and indicates that it is actively preparing and testing its contingency plans to further mitigate Year 2000 risks. They had indicated that while their goal is to become Year 2000 compliant, due to the complex nature of the telecommunications services that they provide and the fact that their systems are interconnected with other carriers and suppliers, both domestic and international, they are unable to guarantee Year 2000 compliance or provide Year 2000 warranties.

We have been conducting an internal assessment of all material information technology and non-information technology systems at our headquarters for Year 2000 compliance. Our internal assessment involves the analysis of both mission critical and non-critical systems. The assessment of all mission critical systems is complete and all such systems are Year 2000 compliant. The non-critical systems are under continual assessment. However, due to the complex nature of our services and the fact that our systems are interconnected with other carriers and suppliers, both domestic and international, our Company is unable to guarantee Year 2000 compliance or provide Year 2000 warranties.

To date, we have incurred approximately $20,000 in identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the upgrades or replacements, when necessary, of software or hardware, as well as personnel costs associated with the evaluation process and Year 2000 compliance matters generally. Future expenses are not expected to be material to our financial position or results of operations. These expenses, however, if higher than anticipated, could have a material and adverse effect on our business, results of operations and financial condition.

Currently, we do not have a contingency plan to deal with the worst case scenario that might occur if technologies on which we depend are not Year 2000 compliant and fail to operate effectively after the Year 2000. The results of our Year 2000 compliance evaluation and the responses received from distributors, suppliers and other third parties with which we conduct will be taken into account in determining the need for and nature and extent of any contingency plans.


FORWARD-LOOKING STATEMENTS

The statements included in the discussion and analysis above that are not historical or factual are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). The safe harbor provisions provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, apply to forward-looking statements made by NetNation. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward-looking statements addressing the timing, costs and scope of expansion of operations or investments and other matters contained herein or therein from time to time regarding matters that are not historical facts, are only predictions. No assurance can be given that future results indicated, whether expressed or implied, will be achieved. These forward-looking statements are based upon a variety of assumptions relating to the business of NetNation, which, although considered reasonable by NetNation, may not be realized. Because of the number and range of the assumptions underlying NetNation's forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of NetNation, some of the assumptions will not materialize and unanticipated events and circumstances may occur subsequent to the date of this report.
These forward-looking statements are based on current expectations, and NetNation assumes no obligation to update this information. Therefore, the actual experience of NetNation and results achieved during the period covered by any particular forward-looking statements may differ substantially from those projected. Consequently, the inclusion of forward-looking statements should not be regarded as a representation by NetNation, or any other person that these statements will be realized and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained in this report will prove to be accurate.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Our Company is not a party to any legal proceedings.


Item 4




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 1999

NETNATION COMMUNICATIONS, INC.

By:      /s/ ASHLEY JAMES SINCLAIR
            (Signature)*
            Ashley James Sinclair, Chief Financial Officer
*Print name and title of the signing officer under his signature.