Form 10-K
period 1999-12-31
NETNATION COMMUNICATIONS INC
filed 2000-03-23
CIK 1091560

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

    [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
                Act of 1934 for the fiscal year ended December 31, 1999

    [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from
                              ---------  to -----------

                         Commission File Number 000-26881

                           NETNATION COMMUNICATIONS INC.
                           -----------------------------
                (Exact name of registrant as specified in charter)

DELAWARE                                                    33-0803438
-----------------------                             -------------------------
(State or other jurisdiction                        (I.R.S. Employer I.D. No.)
of incorporation or organization)


 Suite 1410 - 555 West Hastings Street, Vancouver, British Columbia, Canada,
                           V6B 4N6, Tel: (604) 688-8946
 ---------------------------------------------------------------------------
   (Address, including zip code, and telephone number of registrant's principal executive offices)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock,  $.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 2000, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $77,776,875, based on the closing trade reported on the NASD Over-the-Counter Bulletin Board quotation system. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of March 10, 2000, the registrant's outstanding common stock consisted of 15,407,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1999.



                                      Form 10-K
                                  Table of Contents

Part   Item(s)                                                    Page No.
----   -------                                                   ---------

I      1        Business                                                 1
       2        Properties                                              25
       3        Legal Proceedings                                       25
       4        Submission of Matters to a Vote of Security Holders     25
II     5        Market for Registrant's Common Equity and Related
                 Stockholder Matters                                    25
       6        Selected Financial Data                                 27
       7        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    28
       7A       Quantitative and Qualitative Disclosure About
                  Market Risk                                           31
       8        Financial Statements and Supplementary Data             31
       9        Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                   31
III    10       Directors and Officers of the Registrant                31
       11       Executive Compensation                                  31
       12       Security Ownership of Certain Beneficial Owners         31
       13       Certain Relationships and Related Transactions          32
IV     14       Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                            32
                Signatures                                              33
                Index to Consolidated Financial Statements

PART I

ITEM 1:   BUSINESS

Except for the historical information presented in this document, the matters discussed in this Form 10-K, and specifically in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Registrant. These forward-looking statements involve risks and uncertainties, including those identified within the section entitled "Factors Affecting Future Operating Results" and elsewhere in, or incorporated by reference into, this Form 10-K. The actual results that the Registrant achieves may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Registrant assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this Annual Report on Form 10-K and in the Registrant's other reports filed with the Securities and Exchange Commission (the "Commission") that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

Unless otherwise indicated or the context otherwise requires, all references herein to "NetNation" or the "Company" are to NetNation Communications Inc., a Delaware corporation, and its consolidated wholly-owned subsidiaries: NetNation Communications Inc. (the "Canadian Subsidiary"), NetNation Communications (UK) Ltd. (the "U.K. Subsidiary"), NetNation Communications (USA) Inc. (the "U.S. Subsidiary"), and DomainPeople Inc.

NetNation Communications Inc., NetNation.com, and DomainPeople.com are trademarks or service marks of NetNation Communications, Inc Other trademarks and tradenames in this Form 10-K are the property of their respective owners.

OVERVIEW

NetNation is an application service provider (ASP) and an application infrastructure provider (AIP) focused on meeting the needs of small and medium-sized businesses and individuals who are establishing a commercial or informational presence on the Internet. NetNation competes in the shared and dedicated web hosting, server co-location and domain name registration markets. These markets are currently managed as a single operating segment by the Company.

Web Hosting
NetNation commenced web hosting operations in February of 1997. Web hosting services offered by NetNation can be described to fit between the creation and development of web-sites and the direct provision of Internet connectivity such as by an Internet Service Provider (ISP). Web hosting encompasses a broad range of possible services, including basic services such as simply posting a customer's website on the Internet using the hosting company's computer hardware and software, to enhanced services such as enabling financial transactions over the Internet (E-commerce), email, audio and video capabilities. Enhanced services may be developed internally by the web hosting company or purchased from external sources and resold by the web hosting company. NetNation offers a range of basic and enhanced web hosting services to businesses wishing to place their web site on the Internet. These businesses often decide to use a web hosting company in order to avoid the financial cost, time and expertise requirements of hosting the website and obtaining enhanced services themselves.

Web hosting can be differentiated into shared or dedicated hosting. NetNation offers both services. Shared hosting involves multiple customers who have their Web sites hosted on a shared computer server. Dedicated server hosting is available to customers that prefer not to host their Web sites on a shared server. Dedicated servers provide significantly more server and network resources than those available from a shared server and give customers the ability to run complex, high volume or high bandwidth web-sites and applications. NetNation has partnered with Cobalt Networks Inc. to offer dedicated server solutions which are currently located at the Company's data center in Vancouver and will be part of the product line at the Company's planned data center expansions in San Diego and London. NetNation offers a number of dedicated server options at various prices depending upon the specific hardware configuration, level of service and data transfer rates required by the customer.

In order to access the Internet, a business must have a Web site that is hosted on a server connected to the Internet through an ISP. NetNation hosts customer Websites and indirectly provides access to the Internet through its ISP's. However, NetNation has strategically determined not to offer Web site design and development services. Website design and development may include such features as graphics, text, colour, typestyle, audio and video. The person or company typically responsible for assisting in the design and maintenance of a website is called a webmaster. This function is labour intensive and would involve significant human resources and time to service a broad customer base. Consequently, webmaster functions are typically performed by specialized companies servicing a number of customers. These customers may also rely upon their webmasters to direct them to suitable hosting and/or ISP companies. NetNation has decided not to provide the services of webmasters to its customers due to the intensive use of human resources required and the corresponding impact on the ability of the Company to scale quickly. Instead, NetNation has developed a program for resellers which is designed to provide incentive for the webmasters to direct their customers to NetNation for web hosting.

Server Co-location.
NetNation also provides server co-location services. Server co-location services involves a customer physically placing their computer hardware (referred to as a "server") on NetNation's premises. The customer gains access to NetNation's internet support and maintenance services, high-speed internet connections, security systems and appropriate physical environment for the server (e.g. static free, air-conditioned). NetNation's current data center, and planned new centers, also provide for back-up and secure continuous power supply and 24 hour-per-day 7 day-per-week monitoring by NetNation technical staff.

Domain Name Registration.
NetNation is accredited and operational as a domain name registrar and offers the service through its wholly-owned subsidiary, DomainPeople Inc. This accreditation allows NetNation to register domain names (e.g. Top-level domains such as .com, .net, and .org) for individuals and companies. According to the Internet Corporation for Assigned Names and Numbers ("ICANN"), the regulatory body charged with administering accreditation, fewer than 30 companies worldwide were accredited and operational as at March 10, 2000.

Every person or business that would like to obtain a personalized Web address must first reserve a domain name (such as "mycompany.com"). Customers can register a domain name initially for a minimum two year period. The Company believes that offering this service provides a marketing advantage as the domain name registration customer may return to NetNation when selecting a Web hosting provider. NetNation provides a number of incentives for domain name registration customers to migrate into the web hosting services that are expected to generate a recurring revenue stream.

Prior to November 30, 1999, registration of these domain names was exclusively provided through Network Solutions Inc. The registration fee, formerly payable to Network Solutions Inc., is now received directly by the registrars. Each registrar, in turn, submits a fee of $6 per domain name, per year, to Network Solutions Inc. as its contribution towards the maintenance of a centralized database registry. To expand its domain name registration market share, DomainPeople is forming alliances and is private labeling with ISPs and other Internet companies worldwide.

Marketing and Sales
NetNation's marketing is comprised of print and online advertising which is designed to position the company and increase brand awareness. NetNation also has developed a number of initiatives designed to attract Value Added Resellers ("VARs"), Original Equipment Manufacturers ("OEMs"), and other revenue generating arrangements.

Operations
NetNation has operations in San Diego, USA; London, England; and Vancouver, Canada. NetNation's head offices are currently located in Vancouver, Canada. The head offices are in the process of being relocated to San Diego, California which is expected to complete by July of 2000.

BACKGROUND

During 1999, NetNation derived revenue primarily from its web hosting services. Web hosting, which is sometimes referred to as "Web site outsourcing", involves the rental of space on a computer infrastructure. The infrastructure consists of computer hardware, referred to as "servers", and computer software. The hardware and software facilitate the connection of customers' web sites to the Internet. In addition to the basic infrastructure, web hosting companies may also provide customer support services and access to additional services such as enabling commercial transactions on the Internet. These additional services, which are essentially software packages, may be developed directly by the web hosting company or obtained under license from third parties.

To begin using a web hosting service, the typical customer would register and pay for a domain name and would set-up a billing account with NetNation for web hosting services. The customer would pay the initial set-up fee for the web hosting service and then pay a recurring monthly fee. A customer would then provide its website to NetNation for placement on a computer server, which in turn is connected to the Internet through an ISP. If the customer has a commercial website, NetNation can assist the customer in meeting those commercial objectives by making available services that enable commercial transactions over the Internet.

Typical customers of web hosting companies consist of small and medium sized businesses that wish to have a web site on the Internet without incurring the costs and time delays involved with developing, maintaining and updating a web presence on their own. The web site is an informational or an informational/commercial tool for these customers. In addition to small and medium sized businesses, web hosting services may be purchased by entities, such as VARs and OEMs, that will resell the services in connection with their own web related services.

NetNation will host a customer's web site on NetNation's computer infrastructure for a basic monthly fee ranging from $20-$60. The fee entitles a customer to basic services including disk storage space on NetNation's server, the ability to receive and transmit data over the Internet, 24-hour customer support, email access, and email forwarding capabilities. Transmission of Internet data is provided at a rate of 100 megabits per second, which is approximately 1,800 times faster than transmissions over residential telephone lines which occur at 56 kilobits per second. Additional services available for an extra charge include, for example, the ability to add security to data transmissions, to carry out financial transactions over the Internet, to track and send orders, to give a receipt for purchases made through customers' web site, and to add audio/video capabilities. Additional information on the services offered by NetNation is described under the section entitled "Services and Products of NetNation".

NetNation believes that the Internet today represents a growing and substantial opportunity for businesses or organizations that wish to interact in innovative ways with offices, employees, customers, suppliers and partners around the globe. Both small and large business enterprises are recognizing their increasing need to take advantage of the Internet by establishing Web sites. As a result, reliable Web site hosting services and enhanced services are becoming increasingly critical to most mainstream enterprises. Due to this ever-growing importance, many enterprises are seeking to outsource these functions in order to ensure reliability, scalability for rapid growth, sophisticated performance monitoring and expert management.

The skill and technology demands of the Internet can present a significant barrier to in-house development for all but the largest Information Technology ("IT") departments. To set-up an in-house solution, the company would have to buy the computing hardware equipment, firewall/switching equipment, power back-up system, fire control system, physical security, fast network cable connection, and pay the wages of a system administrator. The cost for a typical small business to obtain a T-1 (1.54 Megabit) or greater bandwidth connection to the Internet by telephone line is upwards of $1,000 per month. NetNation estimates that a company will typically save at least two-thirds of the cost of an in-house solution due to lower communications, equipment, and labour costs.

NetNation has targeted the US and International small and medium sized business markets for a number of reasons. The percentage of these markets that utilize the internet is expected to be one of the fastest growing segments internationally. In addition, as globalization of business takes place, these businesses are required to compete domestically and internationally against better capitalized and larger competitors. They need to be efficient and make use of the latest technology in order to gain advantage or to survive. These businesses may look to outsource their internet services because they typically lack the technology expertise and resources, capital, personnel, and time required to install, maintain and monitor their own web servers and added services.

The geographic location of the market for web hosting services is worldwide, although NetNation's marketing plan targets prospective customers in countries with high internet use backed by good ISP and telecommunications support. Marketing in all geographic areas includes exposure to prospective customers of NetNation's services through VARs. Up to December 31, 1999, NetNation's marketing efforts have been directed primarily to North American and European markets. During 2000, the Company is significantly expanding its marketing effort with strategic partnerships and extended international marketing. To date, NetNation has primarily utilized trade shows, television, print, marketing agreements with other online service providers, online media, and co-marketing with creators of Web site creation/authoring tools, to effect its marketing plan.

BUSINESS STRATEGY

NetNation plans to significantly increase its marketing efforts in the international market for web hosting and domain name registration services and will continue to emphasize the development of strategic and revenue generating arrangements with VARs, OEMs and other strategic arrangements. NetNation will also continue to build out the existing data center in Vancouver and invest in new data centers in San Diego, London, and other strategic locations. NetNation is moving its corporate headquarters to San Diego from Vancouver in the first half of 2000 in order to increase exposure to strategic business opportunities and customers.

During 2000, NetNation's monthly marketing budget will continue to increase significantly, primarily to pay for partnering initiatives and brand awareness campaigns in the United States and Europe, as well as new marketing initiatives in Asia. As part of its geographic expansion plan, NetNation will establish satellite offices in select countries to support direct sales efforts. On July 1, 1999, NetNation established a representative sales office in London, England to spearhead the Company's initiative in Europe. The next phase of the initiative, now underway, is the establishment of a data center in London to service the European market.

Due to the constantly evolving nature of the Internet and related technologies, existing web hosting products and services, such as online commerce packages, will be reviewed on an ongoing basis in order to keep pace with changes in third party technologies and generally in how business is transacted on the Internet. Examples of products and services NetNation expects will be demanded by current and potential customers in 2000 and beyond include:

a)   enhanced electronic commerce services;
b)   faxing and telephone services via the Internet;
c) ASP services (human resources, customer relationship management and financial applications);
d)   AIP services;

e)   new top-level domain name extensions (i.estore, .web, .firm, etc)
f)   unified messaging and intranets for "virtual" and distributed offices;
g)   managed data services;
h)   automated marketing tools; and
i) expanded multi-national data centers with full computer support redundancy.

Existing products and services will require integration with third-party technology and products in order to upgrade NetNation's service solutions.

ORGANIZATION

NetNation was incorporated under the laws of the State of Delaware on May 7, 1998, under the name Collectibles Entertainment Inc. ("Collectibles") for the purpose of operating an online sports card and other tradeable memorabilia distribution business. Collectibles changed its name to NetNation Communications, Inc. on April 14, 1999 in conjunction with the acquisition of a Web site hosting business based in Vancouver, British Columbia. The common shares of NetNation currently trade on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol "NNCI".

NetNation has four wholly-owned subsidiaries: NetNation Communications Inc., NetNation Communications UK Ltd., NetNation Communications (USA) Inc., and DomainPeople Inc.

NetNation entered into the Web hosting business through its acquisition of the Canadian Subsidiary. The Canadian Subsidiary is a private company incorporated under the laws of the Province of British Columbia, Canada on February 19, 1997. The Canadian Subsidiary became a wholly owned subsidiary on April 7, 1999 pursuant to an agreement between the shareholders of the Canadian Subsidiary and Collectibles (the "Share Purchase Agreement"). Pursuant to the Share Purchase Agreement, Collectibles acquired 9,000,000 Class A common shares and 1,000,000 Class B preferred shares of the Canadian Subsidiary, being all of the issued and outstanding shares of the Canadian Subsidiary. The purchase price for the shares of the Canadian Subsidiary was $1,000,000 in Canadian currency, which was paid by the issuance of 10,000,000 common shares of Collectibles. Upon conclusion of the acquisition, Collectibles changed its name to NetNation.

NetNation has a wholly owned subsidiary in the United Kingdom, NetNation Communications UK Ltd., a company incorporated under the laws of the United Kingdom on June 1, 1999. The UK Subsidiary was incorporated to facilitate NetNation's UK operations and facilitate the Company's European expansion.

NetNation has a wholly owned subsidiary in the United States, NetNation Communications (USA) Inc, a company incorporated under the laws of the State of Delaware on October 20, 1999. The US Subsidiary was incorporated to facilitate NetNation's U.S. operations, including the San Diego data center and corporate headquarters.

NetNation has a wholly owned subsidiary in the United States, DomainPeople Inc., a company incorporated under the laws of the State of Delaware on November 24, 1999. DomainPeople was incorporated to encompass the Company's Domain Name Registration business.

SERVICES AND PRODUCTS OF NETNATION

NetNation offers a range of Internet products and services targeted to the small and medium sized business market.

All of NetNation's services have been designed to meet the specific and evolving needs of its target market. Customers pay a one-time set-up fee and thereafter pay monthly fees for the services that they utilize. NetNation can then provide enhanced services to these customers as their needs evolve.

The concept behind NetNation's products and services is to enable its customers to create, update, upgrade and expand their web presence faster, and on a substantially more cost-effective basis, than the customers could develop internally. The services offered by NetNation can be summarized as follows:

1. Shared server Web site hosting: This service permits a customer to post their web site on the Internet using NetNation's hardware and software, Internet access, web site management tools and support services. The customer's web site is hosted on a server that is shared with a number of other NetNation customers.

2. Dedicated server Web site hosting: This service permits a customer to post their web site on the Internet and access NetNation's Internet services. The customer's web site is hosted on a dedicated server that is not shared with any other web sites. This service is appropriate for those customers that run complex, high volume or high bandwidth web-sites and applications. NetNation has partnered with Cobalt Networks Inc. to offer an affordable, yet robust, dedicated server solution.

3. Server co-location: This service permits a customer to place their own server hardware in NetNation's premises and access NetNation's Internet services.

4. Domain name registration: NetNation's ICANN accreditation and operational status allows for the registration of domain names (e.g. top-level domains such as .com, .net, and .org) for individuals and companies.

5. Enhanced Internet services: These services permit a customer with a web site to add features to that web site such as audio/video, online commerce capabilities, email and various other features.

6. OEM Products and Services: These services consist of Web hosting and enhanced Internet services tailored for wholesale to OEMs.

A description of each of the above services is set out below.

Shared Server Web Site Hosting.

A core component of NetNation's business is the provision of shared Web server hosting services for individuals and businesses that want an Internet presence at a reasonable cost. Shared server means that a number of customers will share space on one server. NetNation offers a number of shared server Web site hosting plans to meet the needs of a broad range of customers.

NetNation's entry level shared server Web site hosting plan is called EZsite. The EZsite package of services offers customers up to 2 gigabytes ("GB") of data transfer per month and 50 megabytes ("MB") of disk storage on NetNation's Web servers. Customers can store HyperText Markup Language ("HTML"- a programming language) coded files, graphics, video and audio on their Web site. This basic service meets the requirements of most individuals and that of relatively small businesses.

To allow customers to make effective use of their Web presence, customers can establish emailboxes on their Web site, have their email forwarded to another computer, establish online chat rooms, and even have automated email messages (Autoresponders) sent to visitors of their Web site. Support is also provided for popular Web authoring tools such as Microsoft Front Page and its specialized extensions.

The more advanced and costly Web site hosting services offer enhanced functionality and resources. NetNation has implemented a variety of tools to allow its customers to use their sites more effectively. All of the standardized Web site hosting plans feature detailed Web statistics and access to raw log files, giving customers the ability to track the performance and evaluate the effectiveness of their Web sites. Customers are able to update Web sites remotely by sending files through File Transfer Protocol ("FTP"). In addition, NetNation provides a number of popular Common Gateway Interface ("CGI", a programming language) scripts that allow customers to deploy Web site and Web page hit counters, guest books, mail forms and discussion forums rapidly and easily. NetNation also supports custom CGI scripts that enable customers to build unique functionality into their Web sites.

NetNation supports the following platforms, operating systems and applications:

           Intel based servers (Pentium Pro, Pentium II, etc.)
           Slackware and Storm Linux
           Windows NT 4.0
           Apache web server
           Microsoft IIS

NetNation has developed a set of utilities called the customer's Control Panel. The Control Panel is a proprietary account interface tool that enhances a customer's Web site control and management capabilities. For example, customers can use the Control Panel to change passwords, set email forwarding options and view Web site statistics without the need to converse directly with NetNation staff.

Dedicated Server Web Site Hosting

Dedicated server solutions are available for customers that prefer not to host their Web sites on a shared server. Dedicated servers provide significantly more server and network resources than those available from a shared server and give customers the ability to run complex, high volume or high bandwidth web-sites and applications. NetNation has partnered with Cobalt Networks Inc.
to offer dedicated server solutions which are currently located at the Company's data center in Vancouver and will be part of the product offering at the Company's planned data center expansions in San Diego and London. NetNation offers a number of dedicated server options at various prices depending upon the specific hardware configuration, level of service, and data transfer rates required by the customer.

Server Co-location.

Server Co-location is the service of providing a physical space on NetNation's premises where customers can place their own server while sharing NetNation's Internet connectivity, network infrastructure, and physical security. This type of service is useful for those customers that don't want to share server resources with other customers in a hosted environment. A typical candidate for server co-location would be someone that requires video/audio streaming for a busy site, a specialized online commerce package or someone that requires full control of the server's functionality. Co-located servers can be managed by NetNation or by the customer using remote access software. Customers outsourcing these services can reduce expenses and eliminate many of the headaches associated with running Web sites, particularly large ones.

Domain Name Registration.

Every individual or business entity desiring a Web site address must first reserve a domain name that will serve as the basis of their personalized Web site address through which users of the Internet can connect to their Web site. In May 1999, NetNation was selected as an official registrar of domain names by ICANN. Prior to then, Network Solutions Inc. held sole authority to register top-level domain names ("TLD's") ending in .com, .net and .org, which account for between 50% - 75% of the world's Internet addresses. With the accreditation, NetNation is one of less than 100 accredited registrars in the world. As at March 10, 2000, there were less than 30 accredited registrars worldwide that were also operational. NetNation became operational as a domain name registrar in December of 1999. As at March 10, 2000, the Company had registered approximately 87,000 Internet domain names. The domain name registration service also is a source of marketing for NetNation's web hosting services.

Enhanced Internet Services

Due to the rapid evolution of Web-based services, NetNation is continually exploring complementary and new services targeted at the needs of its current and prospective customers. Other industry specific web hosting activities include audio and video streaming, and electronic commerce solutions which are currently offered by NetNation, and Intranet/Extranet hosting for specific products which are currently under development. These, and other new services, will evolve and be developed both through internal development and from third-party licensing agreements. Current areas of new product focus include expanded electronic commerce products, simplified Web site development tools, and automated marketing services. Most of NetNation's service packages are a combination of software licensed from third parties and an enabling/facilitating software that is developed in-house at NetNation. Most of the electronic commerce solutions are licensed from a third-party software company, including Miva Corp., Cybercash, PaymentNet and other Internet commerce services. The Company believes it has the ability to integrate new or existing products, that have been purchased or licensed from third parties, into its web hosting packages in order to remain competitive in the Web hosting business.

NetNation provides several different electronic commerce solutions to allow businesses to develop and maintain successful online storefronts which may replicate many of the features, products, services, payment methods, delivery options etc. which are offered by land-based businesses. Dependent on the level of complexity and their specific needs, businesses can choose on-line commerce solutions ranging from simple online catalogues to complex full-featured interactive online stores. These commerce solutions are distinguished from web site development in that they are packaged solutions that are available from a web host. Some modification may be required by the user to ensure the application is specific to the business. Web site development instead concentrates on the physical appearance of the entire web site, graphics, color, typestyles, text, layering of pages, placement of icons, and other similar issues.

With these products, NetNation's Web hosting customers can construct customized online storefronts with integrated end-to-end sales process support and automated payment systems with connections to their legacy accounting systems. NetNation also makes available, to its customers, the services of PaymentNet, Cybercash, and E-xact, three leading providers of on-line credit card processing services. Customers can select one of these credit card processing services or another service of their own choosing. Any financial arrangements for these services are between the customer and the credit card processing company. NetNation does not purchase credit card processing services from these entities for resale purposes.

For an initial setup fee and a subsequent monthly fee, NetNation offers several packages that support online commerce. The packages are available to both UNIX and Windows NT users. The Unix packages are based on a "shopping cart" licensed from Miva Corporation while the Windows NT packages are based on shopping carts licensed from Inex Inc. A "shopping cart" refers to a program that allows a business to implement an online storefront by enabling tracking and sending of orders made through the web site and giving a customer a receipt for purchases made through the web site.

OEM Products and Services

NetNation offers its proprietary technology and services to OEMs that want to private label their Web site hosting and domain name registration activities, but wish to outsource the actual service. OEMs make bulk purchases of web hosting services and resell them under their own name. An example of an OEM is a traditional Internet service provider ("ISP") that does not offer focused web hosting services. NetNation sells the services in bulk to the ISP, which in turn resells the services to end users of the ISP under a different brand name.

As another example of these OEM relationships, NetNation, through its wholly owned subsidiary DomainPeople, is currently providing an OEM with a private label domain search and registration service, using NetNation's proprietary "Smart Whois" service (http://www.swhois.com). The OEM prefers to obtain certain services from third party providers rather than undertake the development on its own to replicate a particular service. SmartAge.com is an example of one of NetNation's existing OEM partners. In this particular case, NetNation is a third party provider of the service (Smart Whois) that the OEM wishes to obtain and utilize on a private label basis. Customers visiting the OEM web site would not know that the program is linked to NetNation's servers in completing the service. The revenue, generated from the registration of domain names using the Smart Whois service, is shared.

MARKETING AND PUBLIC RELATIONS

The marketing and public relations group of NetNation is responsible for product and service planning, advertising, marketing communications and public relations. NetNation relies primarily on a combination of traditional television and print media and online advertising. NetNation has placed aggressive print advertising in major business and technical publications to accelerate NetNation's customer growth. Some of the publications used for advertising are Fortune, Entrepreneur, Home Office Computing, Small Business Computing, e Biz, PC World, Wired, Web Techniques, PC Computing, Wall Street Journal, National Post and the Globe & Mail. NetNation allocates 75% of its print advertising budget towards these major publications. Each one of these publications is considered by NetNation to be a major publications for the market segment that NetNation is targeting. For example, National Post and the Globe & Mail are the only mainstream national newspapers in Canada.
Entrepreneur and Home Office Computing are widely distributed magazines in the area of individuals starting their own business and who may want an Internet presence. Web Techniques is a specialized magazine for businesses and individuals wanting to develop web sites. PC World and PC Computing are widely distributed magazines targeting the consumer market that may want a comparative analysis of computing products and services. NetNation's online marketing program consists of a general rotation and of keyword specific Web banner advertisements. Other marketing vehicles used by NetNation include collateral sales materials and NetNation's Web site. The latter is the first interface point for most prospective customers, particularly those reacting to one of NetNation's online ads. NetNation is continuously analyzing the effectiveness of each of these marketing initiatives for the purpose of developing future marketing strategies. The Company is increasing its public relations program and cultivation of media relationships, with the goal of securing broader media coverage and public recognition of NetNation.

DISTRIBUTION AND SALES

NetNation sells its products and services worldwide directly to existing and potential customers and indirectly through VARs and OEMs. Direct sales are generated through the use of traditional media and online marketing campaigns. Indirect sales are generated from NetNation's more than 800 value-added resellers in 50 countries. The VARs attract customers to NetNation because the potential customer has already developed an Internet-based business relationship with the VAR. NetNation also generates indirect sales through the relationships that have been established with OEM partners such as SmartAge.com.

NetNation has approximately 11,500 web hosting accounts in over 125 countries as of March 10, 2000. For the year ended December 31, 1999, United States customers comprised 56% of the total web hosting customer base, followed by Canada at 24%, and all other countries combined at 20%.

Direct Sales

At present, NetNation generates most of its new Web hosting accounts from online registrations on its Web site and calls received from its traditional media and online advertising campaigns. NetNation's Web site enables customer registration around the clock and its automated voice mail system allows sales calls to be captured 24 hours a day. NetNation has expanded its sales force to include outbound sales, and has specialized sales personnel for dedicated and co-located hosting and domain name registration services.

VARs

As at March 10, 2000, NetNation has a network of over 800 VARs in 50 countries that resell NetNation's services. Most of these VARs base their businesses on selling Web page design, integration and consulting services. Approximately 70% of the VARs are in the business of web page design and 30% are in the business of integration and consulting. NetNation's International Reseller Program was designed for these webmasters, consultants and other value added resellers that wish to offer web hosting services as a value added service in their particular market. The VARs are responsible for maintaining customer relationships, technical support, customer billing, and the provision of value-added services such as Web page design and system integration. When a customer of the VAR requests a particular set of services configured with a specific web site package, the VAR arranges with NetNation to provide the bundled web hosting package to the customer. The VAR then buys the web hosting services from NetNation at a discount from retail and resells the services to their customers as a complete package. Resellers set their own price, marketing and technical support policy that is best suited to the market that they are serving.

In order to facilitate purchasing from NetNation, a VAR maintains a master account with NetNation. Each VAR typically resells NetNation's Web hosting services to between 5 and 10 new customers. In order to terminate a VAR relationship, the VAR must typically give 30 days notice.

OEMs

OEM stands for "original equipment manufacturer", which in this document refers to other service providers that may buy NetNation's services in bulk and resell them under their own brand name. To further expand its distribution channels, NetNation is establishing OEM relationships with companies that have an attractive target customer base for NetNation's services (such SmartAge.com, an online small business community). Candidates for OEM partnering include telecommunication and cable companies, online communities and Internet portal companies, ISPs, marketing organizations, and large system integrators. NetNation believes that OEMs will typically consist of potential competitors that for cost reasons have opted to outsource their web-hosting and domain name registration services and resell them under their own brand name. NetNation believes that various OEMs already have access to NetNation's target markets but that not all of the customer demands are being met. NetNation believes that by entering into OEM relationships with such entities there will be an overlap of customer demands. For example, an OEM relationship with an online search company will allow NetNation to offer web hosting solutions and domain name registration services to customers of the search company, whereas the online search company could provide the search capabilities. Such relationships create situations where customers can be referred among the OEM parties.

NetNation also distributes its services by bundling them with complementary software packages such as HTML editors, online commerce packages and other web development tools. The relationships with these software companies call for a variety of distribution cooperation ranging from advertising each partner's products on their respective web sites, to including NetNation's free trial coupons in software packages directly targeted at Website builders and users.

CUSTOMER SERVICE

NetNation uses online and automated customer support through its Web site and online "frequently asked questions" feature (FAQs). These online services are in addition to NetNation's multi-lingual technical support staff who are accessible via telephone or email 24 hours per day, 7 days a week. Technical support staff are responsible for helping customers with their Web site hosting accounts, Web page setup and transfer, and use of the various online Web Site management tools that NetNation provides.

NetNation's Customer Service and Accounts Receivable/Accounting Solutions Group handles accounting and billing information. NetNation recently added a feature to its "Control Panel" to allow customers to check their billing statements online. Additionally, customers can call NetNation during normal business hours to discuss their account.

TECHNOLOGY

NetNation has created a secure, scalable and reliable Web site hosting service. NetNation believes that this technology provides a significant competitive advantage and is focused on combining its internally developed technology with third-party software and hardware.

Web Site Hosting Platform

NetNation attempts to balance and limit the number of Web site customers per server machine to ensure quality service levels. Even though industry-standard Web servers can support multiple Web sites on a single machine, the ability to manage large numbers of sites is difficult and requires significant technological innovation. NetNation has expended significant resources developing technology and tools to efficiently manage a high ratio of customers to servers and to simultaneously monitor service quality. Although NetNation has developed the technology to allow over 1,000 simultaneous Web sites on a single server, it generally limits the number of Web sites to approximately 500 per machine.

NetNation believes that it has the capability to accommodate most hardware/software configurations that prospective customers may have. NetNation uses standard technologies such as the Linux operating system, Cobalt Networks servers, Apache Web server software, Sendmail mail server, and Bind for DNS. Some of the technological barriers that NetNation has been able to overcome include the ability to communicate with a Microsoft Windows NT based SQL server from a UNIX machine, the elimination of the "file handle" limits on the servers and the ability to run Microsoft FrontPage extensions on Linux machines.

To facilitate customer maintenance and support, NetNation has developed various tools that enables customers to change their own passwords, setup POP3 mail accounts, modify email routing for automatic message forwarding, and to monitor their Web site statistics. Customers access these services through a proprietary Control Panel front-end interface. The Control Panel tools are continually being upgraded to enhance customer service and ensure a high level of scalability as additional servers and customers come online.

Network Operations

The provision of qualified service is of the utmost importance to the business of NetNation. Accordingly, NetNation invests significant resources into building a scalable network infrastructure. Wherever feasible, NetNation makes its network fault tolerant with redundant equipment. Such actions include standby equipment to handle additional capacity if a server has to be replaced for such reasons as malfunction of a hard drive or software. The redundancy allows for operations to continue efficiently as possible although the point of failure can be isolated to a particular piece of equipment. Another instance of failure can occur with the power backup supply to a server that may have to be replaced. The availability of redundancy of equipment or excess capacity allows for the alternative processing of data until the defective equipment or software can be replaced or repaired. These measures, along with continual monitoring, are designed to help minimize down time and provide early identification of potential sources of failure.

At March 10, 2000, the Company had one operating data center, located in Vancouver, BC. In early March 2000, NetNation entered into a lease agreement for a building in San Diego, California that will house a data center and NetNation's corporate headquarters. The data center is expected to be operational in the first half of 2000. The Company also plans to expand its London, England operations to include a data center and to establish additional data centers internationally to support the Company's international marketing and business development initiatives.

COMPETITION

The markets for web hosting and domain name registration services are very competitive. It is estimated that there are over 5,000 Web hosting service providers in North America alone. Over 95% of them are very small and run by programmers or other "techies". Others are ISPs that offer limited Web site hosting as an add-on service to their dial-up Web access services. There are also almost 100 accredited registrars of top-level domain names worldwide. Of these, less than 30 were operational as at March 10, 2000.

NetNation's current and potential competitors include:

a)   other Web Hosting and Internet services companies;
b)   "pure" domain name registrars that are accredited and operational;

c)   domain name registrars that are accredited but not yet operational;
d)   regional and national ISPs;
e)   regional and national telecommunications companies;
f)   large information technology outsourcing firms; and
g)   cable and satellite service providers.

The principal competitive factors in this market include:

a)   efficient, available customer service and technical support;
b)   quality and reliability of service;
c) network capability and scalability (scalability refers to the ability of the hardware and software to support increasingly larger or more complex web site requirements of customers);
d)   pricing of services;
e)   brand name recognition;
f) breadth of products and services offered and the timely introduction thereof;
g)   technical and engineering expertise;
h)   network security;
i)   maintenance and expansion of marketing distribution channels;
j)   financial resources;
k)   attraction and retention of key technical and managerial personnel;
l)   development of a broad international presence; and
m)   compliance with and the leveraging of industry standards.

As at March 10, 2000, NetNation's largest identifiable web hosting competitor is Verio Inc., a company that has over 300,000 hosting accounts and that has grown significantly in the past two years through acquisition. In the domain name registration market, there are two major public company competitors, Network Solutions Inc. and Register.com Inc.

NetNation considers that most web hosting competitors fit into two major groupings, each having its own set of competitive strengths and weaknesses. The first grouping, and most obvious of NetNation's direct competitors, are the big telephone and cable companies. NetNation believes that because of their large corporate size, it takes these competitors much longer to develop and incorporate new features into their hosting services and to offer those services at a competitive price without subsidizing the pricing. As a result, NetNation believes that by careful attention to its cost structure and rapid response to market demand for new features it can effectively compete with larger and more financially secure companies, both in services provided and on price.

The second major type of competitors are smaller companies. NetNation believes that many of these companies have insufficient resources, no proper infrastructure, insufficient Internet connectivity, and/or inadequate technical support. These companies may have congested network servers and slow Internet connectivity causing delays in website access and upload. This can result in lost customers visiting and exploring a web site through abandoned connections. These small competitors may not have scalable systems that can respond quickly to their customers' growth requirements and may not be capable of supporting large numbers of new customers. NetNation is aware that some of its customers came to NetNation as a result of experiencing an inadequate level of service from a competitor. While smaller Web hosting companies may face these competitive deficiencies, there are a number of smaller Web hosting companies that have shown the ability to compete effectively. The ability of NetNation to compete with these smaller companies over time is unproven.

Competitive Advantages

The following key advantages are provided to the customers of NetNation through its various service solutions.

High-performance with quality and reliability

NetNation's Web site hosting solutions are designed to deliver hardware and software performance to ensure customers' Web sites load rapidly when visited. This is a factor that is consistently used by web hosting ratings services such as TopHost and HostIndex. NetNation believes that features such as redundant and fault tolerant equipment housed in secure and environmentally protected facilities permit NetNation to offer a reliable service with minimal downtime to customer web sites.

Large number of service options

NetNation's services range from domain name registration to sophisticated web hosting commerce offerings. The bulk of NetNation's 1999 revenues were generated by Web site hosting services. This is augmented by a number of fee based Internet enhancement services. These enhanced services include electronic commerce solutions for the Web, expanded disk storage and data bandwidth options, Web site to database interfaces, and multimedia support tools for applications such as RealAudio and RealVideo. NetNation also offers the ability for customers to co-locate their Web servers on NetNation's secure premises and gain access to technical support services, expertise, and bandwidth.

Cost-effective solutions

There are potential significant cost saving benefits to NetNation's customers through the elimination of high capital costs for Web site equipment, labour, and software. Customers can tap directly into the knowledge and operating experience of NetNation's staff. Ongoing operating costs to customers are usually a small fraction of costs of staffing, support and bandwidth of an internally hosted Web site costs. The shared nature of NetNation's services provides customers with access to the huge bandwidth capabilities at a cost of less than $100 versus over a $1,000 per month for their own T-1 (1.54 megabits) or greater bandwidth telephone line.

Flexibility and Scalability

NetNation's Web site hosting solutions offers a highly scalable structure designed to permit the support of tens of thousands of Web sites. This enables NetNation to provide a continual level of reliable service to both existing and new customers. NetNation's structure permits the quick expansion of available disk storage space and network bandwidth required to accommodate rapid growth in the activity, size of or number of visitors to customers' Web sites.

Customer Support

Through its standardized systems, NetNation has the ability to rapidly deploy customer Web sites. Most of this process is automated and does not require the extensive involvement of any NetNation personnel. NetNation believes it has developed an efficient system of support and related customer services via email or telephone through NetNation's technical service group. Customer support services are available 24 hours per day and 7 days per week.

Ease of Use

Through interactions with its thousands of customers, NetNation has developed and implemented proprietary software tools to assist its customers. These tools allow customers to easily order, change, and manage their Web sites, remotely. Detailed statistics and activity logs are available for customers to review their account and performance information. For customers that are buying the "DomainPlus" package, NetNation has developed a tool that allows customers to create a one page Web site based on a selection of Company provided templates. By using this tool, customers can create a simple Web site within minutes.

EMPLOYEES

As of March 10, 2000, NetNation had 80 employees. All employees, with the exception of the founders, are required to enter into an employment agreement that contains industry standard terms including protection of proprietary interests, confidentiality, and non-competition terms.

NetNation believes that its ability to attract, hire, and retain qualified personnel now and in the future is important to its success. While sourcing and recruiting appropriate technical personnel is often difficult and competitive, NetNation expects that its need to recruit additional personnel in the future will not negatively affect its operations. Management believes that its employee relations are good. None of NetNation's employees are represented by a collective bargaining unit.

INTELLECTUAL PROPERTY RIGHTS

NetNation relies on copyrights, trademarks, trade secret laws, and contractual restrictions to establish and protect its proprietary rights in its services and products. NetNation does not have any patented technology at this time that would limit competitors from entering NetNation's market. Management of NetNation believes that the steps taken by NetNation to protect its intellectual property are consistent with industry standards for Web site hosting companies today.

NetNation also relies on third party software licenses. All employees and contractors are required to and have entered into confidentiality and invention assignment agreements. Suppliers, distributors, and certain customers are also required to enter into confidentiality agreements.

To date, NetNation has received no notification that its services or products infringe the proprietary rights of third parties. Third parties could however make such claims of infringement in the future. Any future claims that do occur may have a material adverse affect on NetNation and its business.

FACTORS AFFECTING FUTURE OPERATING RESULTS

LIMITED OPERATING HISTORY

NetNation has only been operating since February 1997. As a result, the NetNation business model is still in an evolving stage. The limited operating history means NetNation does not have the benefit of the many years of experience that some other companies have and can use to modify their business plans and optimize their business strategies. The ability of NetNation to sustain revenue and income, in the future, is unproven. Therefore NetNation's limited operating history makes an evaluation of NetNation and its prospects difficult. See "Management's Discussion and Analysis" in this Form 10-K.

CONTINUING LOSSES EXPECTED

The Company expects to incur significant additional losses and to generate negative operating cash flow in the foreseeable future. The Company's acquisition and integration initiatives and build up of data centers will require significant amounts of cash in 2000. The extent to which negative cash flow will occur depends upon a number of factors, including the following:

   - the number and size of any acquisitions and investments;

   - the expense and time required to integrate future acquired operations;

   - the time and effort required to capture operating efficiencies;

   - the ability to generate increased revenues and cash flow; and

   - potential regulatory developments that may apply to NetNation's operations.

INDUSTRY RISKS

NetNation and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the new and rapidly evolving market for Web Hosting, domain name registration, and related enhanced Internet services. To address these risks, NetNation must market its services and build its brand names effectively, provide scalable, reliable and cost-effective services, continue to grow its infrastructure to accommodate additional customers and increased use of its network bandwidth, expand its channels of distribution, continue to respond to competitive developments and retain and motivate qualified personnel. NetNation may not sustain revenue growth in future quarterly or annual periods.

FLUCTUATIONS IN RESULTS OF OPERATIONS

NetNation has experienced significant fluctuations in its results of operations on a quarterly and an annual basis. NetNation expects to continue to experience significant fluctuations in its quarterly and annual results of operations due to a variety of factors, many of which are outside the Company's control. These controllable and non-controllable factors include:

Controllable Factors

a)   introductions of products or services by NetNation;
b)   the mix of services sold by NetNation;
c) the timing and magnitude of capital expenditures, including construction costs relating to the expansion of operations;
d)   the timing and magnitude of expenditures on advertising and promotion;
e)   changes in the pricing policies of NetNation; and
f)   the timing and magnitude of expenditures on advertising and promotion;

Non-controllable Factors

a)   demand for and market acceptance of NetNation's services;
b)   introductions of products or services by NetNation's competitors;
c)   reliable continuity of service and network availability;
d)   the ability to increase bandwidth as necessary;
e)   provisions for customer discounts and credits;
f)   customer retention;
g) timing and success of marketing efforts and service introductions by the Company, its VARs and OEMs;
h) the introduction by third parties of new Internet and networking technologies;
i)   increased competition in NetNation's markets;
j)   changes in the pricing policies of NetNation's competitors; and
k)   fluctuations in bandwidth used by customers;

After consideration for the increase in variable marketing expenses, NetNation's committed costs pertaining to premises, communication and wages account for approximately 52% of total expenses for the foreseeable short term. Absorbing these costs within the short term and maintaining efficient operations means that NetNation would be particularly sensitive to fluctuations in revenues. If NetNation was unable to continue using third-party products in NetNation's services offerings, NetNation's service development costs could increase significantly. For these and other reasons, in some future quarters, NetNation's results of operations may not meet or exceed the expectations of the investors, which could have a material adverse effect on NetNation's worth. See "Management's Discussion and Analysis" in this Form 10-K.

DEPENDENCE UPON NEW MARKETS; UNCERTAINTY OF ACCEPTANCE OF SERVICES

The markets for Web site hosting, domain name registration, and related enhanced Internet services have only begun to develop in the past few years and are evolving rapidly. There is significant uncertainty regarding whether these markets ultimately will prove to be viable over the long term or, if they prove viable, whether they will continue to grow. NetNation's future growth, if any, will depend upon the willingness of businesses to outsource Web site hosting services and NetNation's ability to market its services in a cost-effective manner to a sufficiently large number of customers. The market for NetNation's services may not develop further, NetNation's services may not be more widely adopted, and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If these markets fail to develop further or develop slower than expected, or if NetNation's services do not achieve broader market acceptance, NetNation's business, results of operations and financial conditions would be materially and adversely affected. In addition, to be successful in this emerging market, NetNation must be able to differentiate itself from its competition through its service offerings and brand recognition. NetNation may not be successful in differentiating itself or achieving market acceptance of its services, and may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. If NetNation incurs increased costs or is unable, for technical or other reasons, to develop and introduce new services or products or enhancements to existing services in a timely manner, or if new services do not achieve market acceptance in a timely manner or at all, NetNation's business, results of operations and financial condition could be materially adversely affected.

DEPENDENCE UPON EXPANSION OF SERVICE OFFERINGS

While NetNation continues to seek to deepen and broaden its market presence in the U.S. and internationally through acquisitions, its success is also dependent on the growth of its current Web hosting and domain name registration businesses. The Company expects to drive this internal growth by expanding and enhancing its product and service base with additional value-added products and product lines. The Company may be able to develop these additional product capabilities internally, but expects that primarily the development of strategic relationships with various vendors and distribution partners will be critically important. Accordingly, it will be important that the Company either develops these capabilities internally or identifies suitable potential product and service vendors and distributors with whom the Company can complete agreements on acceptable terms. NetNation expects that competition for strategic relationships with key vendors and potential distributors could be significant, and that the Company may have to compete with other companies with greater financial and other resources to obtain these important relationships. There can be no assurance that NetNation will be able to identify suitable partnering candidates or be able to complete agreements on acceptable terms with these parties.

DEPENDENCE UPON CHANNEL PARTNERS

An important element of NetNation's strategy for growth is to continue to develop its reseller channel through the marketing of Reseller Packages, which is being used by NetNation's network of domestic and international VARs, and through the development of NetNation's OEM relationships. NetNation's VARs typically are Web development or Web consulting companies that also sell NetNation's Web site hosting services but that do not generally have established customer bases to which they can market NetNation's services. Therefore, in those markets, primarily international, where NetNation does not focus its direct marketing efforts, NetNation is dependent on third parties to stimulate demand for NetNation's services. Currently, NetNation does not have direct marketing efforts in South America, Africa, and Australia. The failure of NetNation's services to be commercially accepted in certain markets, whether as a result of a VARs performance or otherwise, could cause NetNation's current channel partners to discontinue their relationships with NetNation, and NetNation may not be successful in establishing additional channel partner relationships as required. OEMs and VARs have no obligation to market or resell NetNation's Web site hosting and domain name registration services, and OEMs can terminate their relationships with NetNation with limited or no penalty with as little as 30 days' notice. The loss of VARs or OEMs, the failure of such parties to perform under agreements with or the inability of NetNation to attract and retain new VARs or OEMs with the industry experience required to market NetNation's Web site hosting and domain name registration services successfully in the future could have a material adverse effect on NetNation's business, results of operations and financial condition. NetNation's direct sales efforts may conflict with the efforts of its indirect channel partners, which may adversely affect NetNation's relationships with such partners. In addition, to the extent that NetNation succeeds in increasing its sales through indirect channels such as VARs or OEMs, those sales will be at discounted rates, and revenue and gross margin to NetNation for each such sale will be less than if NetNation had sold the same services to the customer directly. Refer to "Distribution and Sales" in this Form 10-K.

COMPETITION

The markets served by NetNation is highly competitive and are becoming more so. There are few substantial barriers to entry, and NetNation expects that it will face additional competition from existing competitors and new market entrants in the future.

NetNation may not have the resources, expertise or other competitive factors to compete successfully in the future. Many of NetNation's competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than NetNation. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than can NetNation. In addition, these competitors have entered and will likely continue to enter into joint ventures or consortiums to provide additional services competitive with those provided by NetNation.

RAPID GROWTH MAY STRAIN RESOURCES

NetNation has been growing, and expects to continue to grow, rapidly. This rapid growth has placed, and is likely to continue to place, a significant strain on the Company's managerial, operating, financial and other resources. The expansion efforts also require significant time commitments from the Company's senior management and places a strain on their ability to manage the existing business. The Company also may be required to manage multiple relationships with third parties as the Company's value-added service offerings, including Web hosting, are expanded. Future performance will depend, in part, upon NetNation's ability to manage this growth effectively. To that end, the Company will have to undertake the following improvements, among others:

   - implement additional management information systems capabilities;

   - further develop operating, administrative and financial and accounting systems and controls;

   - improve coordination between engineering, accounting, finance, marketing and operations; and

   - hire and train additional personnel.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION AND OPERATIONS

NetNation's success is dependent in part on expanding its international presence, primarily through NetNation's VARs. As a result, NetNation will depend upon its VAR network to market and sell its services and manage the accounts of customers internationally. NetNation's VARs may not be able to continue to market and sell NetNation's Web site hosting services successfully. NetNation denominates its sales to VARs in U.S. dollars. Thus, fluctuations in the value of the U.S. dollar relative to the Canadian dollar and to the currency of a given country may make NetNation's services less (or more) profitable and therefore less (or more) attractive to VARs selling in that country. NetNation's foreign exchange risk is currently estimated at under $10,000. In addition, there are certain risks inherent in conducting business internationally, such as changes in regulatory requirements, export restrictions, tariffs and other trade barriers, differing technology standards, longer payment cycles, political and economic instability, fluctuations in currency exchange rates, imposition of currency exchange controls, seasonal reductions in business activity, increased difficulty in enforcing contracts and potentially adverse tax consequences, any of which could adversely affect NetNation's international operations. Furthermore, foreign governments where NetNation currently operates or plans to operate, have enforced laws and regulations related to the operations of Internet service providers, such as Germany, that are stricter than those currently in place in the United States and Canada. In Germany, in August of 1997, the German legislation entered into force a federal law to regulate the conditions for information and communications services (the "Multimedia Law"). Such provisions obligate service providers to protect data collected from customers. Such duties include allowing customers in Germany to pay for Internet service on an anonymous basis. Service providers in Germany are also required to protect contractual data from being used in advertising and market research. Service providers in Germany are prohibited from transferring billing data on a customer, or former customer, to third parties. Furthermore, all personal data on a customer has to be deleted after termination of the relationship.

One or more of these factors could have a material adverse effect on NetNation's current or future international operations and, consequently, on NetNation's business, results of operations and financial condition. To the extent that NetNation does business in foreign markets directly, NetNation will also be subject to risks such as challenges in staffing and managing foreign operations, employment laws, and practices in foreign countries and problems in collecting accounts receivable. In addition, NetNation or its channel partners may not be able to compete effectively in international markets.

GENERAL ACQUISITION RISKS

The Company is planning to acquire strategically important companies and operations. These acquisitions could materially adversely affect the Company's operating results as a result of dilutive issuances of equity securities or the incurrence of debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair values of the net assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded which would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on NetNation's business, financial condition and results of operations.

INCREASED BANDWIDTH REQUIREMENTS

As customers' usage of bandwidth increases, NetNation will need to make additional investments in its infrastructure to maintain adequate downstream data transmission speeds, the availability of which may be limited or the cost of which may be significant. Additional network capacity may not be available from third-party suppliers as NetNation needs it, and, as a result, NetNation's network may not be able to achieve or maintain a sufficiently high capacity of data transmission, especially if the usage of NetNation's customers increases. NetNation's failure to achieve or maintain high-capacity data transmission could significantly reduce consumer demand for its services and have a material adverse effect on its business, results of operations and financial condition.

To accommodate a higher degree of scalability from the present structure will require further additions to capital assets, possible upgrade and partial replacement of existing capital assets, and additional costs to accommodate increased bandwidth usage. The Company has implemented an infrastructure maintenance program to ensure that these issues are proactively addressed. This program may result in increased capital expenditure costs.

NETWORK SOLUTIONS' COMPETITIVE ADVANTAGE

The Internet domain name registration system is composed of two principal functions: registry and registrar. Registries maintain the database that contain names registered within the top level domains and their corresponding Internet protocol addresses. Registrars act as intermediaries between the registry and individuals and businesses, referred to as registrants, seeking to register domain names. The agreements among Network Solutions, ICANN and the U.S. Department of Commerce have given Network Solutions the exclusive right to operate and maintain the registry for the .com, .net and .org domains at least until November 30, 2003. Registrars other than Network Solutions are known in the industry as "competitive registrars." As the exclusive registry for these domains, Network Solutions receives from NetNation, and every other competitive registrar, $6 per domain name per year. Although registry fees may not be used directly to fund Network Solutions' registrar business, the substantial net revenues from these fees, and the certainty of receiving them, provide Network Solutions significant advantages over any competitive registrar.

INCREASED DOMAIN NAME REGISTRATION COMPETITION

Competition in the domain name registration services industry will intensify as the number of entrants into the market increases. As of March 10, 2000, ICANN had accredited almost 100 competitive registrars, including NetNation, to register domain names in the .com, .net and .org domains. As of March 10, 2000, approximately 27 of these competitive registrars were registering domain names, and the rest, while accredited, had not begun registering domain names, in the
 .com, .net and .org domains. NetNation faces substantial competition from competitive registrars and others in that:

   - many accredited registrars that are not currently registering domain names may begin to do so in the near future;
   - companies that are not accredited registrars may offer domain name registrations through a competing accredited registrar's system; and
   - ICANN may accredit new registrars to register domain names in the .com, net and .org domains.

The Company faces competition from other competitive registrars and others in the domain name registration industry who may have longer operating histories, greater name recognition or greater resources. Competitors in the domain name registration industry include companies with strong brand recognition and Internet industry experience, such as major telecommunications firms, cable companies, ISPs, web-hosting providers, Internet portals, systems integrators, consulting firms and other registrars. Many of these companies also possess core capabilities to deliver ancillary services, such as customer service, billing services and network management. NetNation's market position could be harmed by any of these existing or future competitors, some of which may have longer operating histories, greater name recognition and greater financial, technical, marketing, distribution and other resources than NetNation does.

Since competition in the domain name registration industry is in its early stages, NetNation cannot provide assurance that the Company will not be required, by market factors or otherwise, to reduce, perhaps significantly, the prices charged for domain name registration and related products and services. Further, some of NetNation's competitors are offering domain name registrations for free and derive their revenues from other sources. Reducing the prices NetNation charges for domain name registration services in order to remain competitive could materially adversely affect the Company's results of operations.

ACCREDITATION TO NEW TOP-LEVEL DOMAINS

ICANN or another approving entity may introduce new generic top-level domains, such as .web, .firm and .store. The Company cannot provide assurance that, if introduced, NetNation will be accredited to offer registrations in these domains or that customers will rely on NetNation to provide registration services within any new generic top level domains. The Company's business, financial condition, and results of operations would be materially adversely affected if substantial numbers of customers turn to other registrars for these registration needs.

MAINTENANCE OF ICANN ACCREDITATION

NetNation needs to be an ICANN-accredited registrar in order to register domain names in the .com, .net, and .org domains. The Company's current ICANN accreditation agreement expires on August 16, 2000. While NetNation anticipates that ICANN will renew this agreement, there is no assurance that it will do so. If ICANN does not renew the Company's accreditation, NetNation's business, financial condition and results of operations would be materially adversely affected.

RISK OF SYSTEM FAILURE

NetNation's operations depend upon its ability to protect its network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. The occurrence of a natural disaster or other unanticipated problems at NetNation's Network Operations Centers could result in interruptions in the services provided by NetNation. The Company has no formal disaster recovery plan. Although
NetNation is currently building redundancy into its network, NetNation's network is currently subject to various single points of failure, and a problem with one of NetNation's routers or switches could cause an interruption in the services provided by NetNation to a portion of its customers. NetNation has, in the past, experienced periodic interruptions in service ranging from 2 minutes to 3 hours, totaling between 20 and 24 hours a year. Although these interruptions were of short duration, they did occur and the extent of future interruptions is indeterminable. The interruptions had no significant impact on the business of NetNation.

In addition, failure of any of NetNation's telecommunications providers to provide the data communications capacity required by NetNation, as a result of human error, a natural disaster, or other operational disruption, could result in interruptions in NetNation's services. Any damage to, or failure of, the systems of NetNation or its service providers could result in reductions in, or terminations of, services supplied to NetNation's customers, which could have a material adverse effect on NetNation's business, results of operations, and financial condition. In addition, NetNation's reputation could be materially adversely affected.

DEPENDENCE UPON NETWORK INFRASTRUCTURE

NetNation's success will depend upon the capacity, scalability, reliability and security of its network infrastructure, including the capacity leased from AT&T Canada Inc., Sprint and MCI, its telecommunications network suppliers.
NetNation is dependent on such companies to maintain the operational integrity of their telecommunications networks. Therefore, NetNation's operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers in a consolidated market. In the event of a material increase in pricing or decrease in telecommunications capacity available to NetNation, if NetNation were unable either to access alternative networks on a cost-effective basis to distribute its customers' content or to pass through any additional costs of utilizing existing or alternative networks to its customers, NetNation's business, results of operations and financial condition could be materially adversely affected.

DEPENDENCE UPON THE INTERNET AND INTERNET INFRASTRUCTURE DEVELOPMENT

NetNation's success will depend largely upon continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for NetNation's services. The adoption of the Internet for information retrieval and exchange, commerce and communications, particularly by those enterprises that have historically relied upon alternative means of information gathering, commerce and communications, generally will require the acceptance of a new medium of conducting business and exchanging information. Demand and market acceptance of the Internet are subject to a high level of uncertainty and depend upon a number of factors, including the growth in consumer access to and acceptance of new interactive technologies, the development of technologies that facilitate interactive communication between organizations and targeted audiences and increases in the speed of user access. If the Internet as a commercial or business medium fails to develop further or develops more slowly than expected, NetNation's business, results of operations and financial condition could be materially adversely affected.

RAPID TECHNOLOGICAL CHANGE; EVOLVING INDUSTRY STANDARDS

NetNation's future success will depend, in part, upon its ability to offer services that incorporate leading technologies, address the increasingly sophisticated and varied needs of its current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The market for NetNation's services is characterized by rapidly changing and unproven technologies, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. Technological advances may have the effect of encouraging certain of NetNation's current or future customers to rely on in-house personnel and equipment to furnish the services currently provided by NetNation. In addition, keeping pace with technological advances in NetNation's industry may require substantial expenditures and lead time, which may have a material adverse effect on NetNation's business, results of operations and financial condition.

NetNation believes that its ability to compete successfully also depends upon the continued compatibility and interoperability of its services with products offered by various vendors. Enhanced or newly developed third-party products may not be compatible with NetNation's infrastructure, and such products may not adequately address the needs of NetNation's customers. Although NetNation currently intends to support emerging standards, industry standards may not be established, and even if they are established, NetNation may not be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. The failure of NetNation to conform to the prevailing standard, or the failure of a common standard to emerge, could have a material adverse effect on NetNation's business, results of operations and financial condition. In addition, products, services or technologies developed by others could render NetNation's services noncompetitive or obsolete.

SYSTEM SECURITY RISKS

A significant barrier to electronic commerce and communications is the need for secure transmission of confidential information over public networks. Certain of NetNation's services rely on security technology licensed from third parties to provide the encryption and authentication necessary to effect secure transmission of confidential information. Unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. NetNation has in the past experienced minor delays or interruptions in service as a result of the accidental and intentional actions of Internet users or "hackers", and may in the future experience such interruptions because of the same actions. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information, such as credit card and bank account numbers, stored in the computer systems of NetNation, which could result in liability to NetNation and the loss of existing customers or the deterrence of potential customers. NetNation's security measures have been circumvented in the past, and any new measures implemented by NetNation could be circumvented in the future. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays or cessation of service to NetNation's customers, which could have a material adverse effect on NetNation's business, results of operations and financial condition. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, especially as a means of conducting commercial transactions.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

Only a small body of laws and regulations currently apply specifically to content of, access to, or commerce on, the Internet. It is possible that laws and regulations with respect to the Internet may be adopted by governments in any of the jurisdictions in which NetNation can sell its products, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Although sections of the U.S. Communications Decency Act of 1996 (the "CDA") that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, similar laws may be proposed, adopted and upheld in the U.S. or other jurisdiction. The nature of future legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation similar to the CDA could subject NetNation and/or its customers to potential liability, which in turn could have a material adverse effect on NetNation's business, results of operations and financial condition. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for the services of NetNation or increase the cost of doing business or in some other manner have a material adverse effect on NetNation's business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for the services of NetNation or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on NetNation's business, results of operations and financial condition. In addition, because NetNation's services are available over the Internet virtually worldwide, and because NetNation facilitates sales by its customers to end users located in multiple provinces, states and foreign countries, such jurisdictions may claim that NetNation is required to qualify to do business as a foreign corporation in each such state/province or that NetNation has a permanent establishment in each such foreign country. Failure by NetNation to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject NetNation to taxes and penalties for failure to qualify and could result in the inability of NetNation to enforce contracts in such jurisdictions. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to NetNation's business, could have a material adverse effect on NetNation's business, results of operations and financial condition.

NetNation is not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, it may become subject to regulation by the FCC or another regulatory agency. NetNation's business could suffer depending on the extent to which its activities are regulated or proposed to be regulated. In respect to the FCC's recent decision that could result in an increase in the cost of transmitting data over the internet, since the data transmission costs are not a significant component, it is anticipated that this issue will have a minor adverse effect on the company's business.

NetNation does not currently collect sales or other taxes with respect to the sale of services or products in states and countries where NetNation believes it is not required to do so. NetNation does collect sales and other taxes in the states and countries in which NetNation has offices and is required by law to do so. Currently, NetNation collects federal taxes in Canada from Canadian residents. One or more jurisdictions have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that NetNation should collect sales or other taxes on its products and services, or remit payment of sales or other taxes for prior periods, could have a minor adverse effect on the company's business.

In respect to the Internet Freedom Act (in which the tax free moratorium ends on October 21, 2001), it is possible that U.S. states may impose taxes on internet based commerce after October 21, 2001. The materiality of such taxes on the results of operations cannot be determined by the company at this time. The growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. If NetNation becomes subject to claims that NetNation has violated any laws, even if NetNation successfully defends against these claims, the business could suffer. Moreover, new laws that impose restrictions on NetNation's ability to follow current business practices or increase its costs of doing business could hurt the business.

RISKS ASSOCIATED WITH INFORMATION DISSEMINATED THROUGH NETNATION'S NETWORK

The law relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks is currently unsettled. Despite the passage of the Communications Decency Act which provided some relief to online service providers from civil liability for content they did not create, it is possible that claims could be made against online services companies and Internet access providers under United States, Canadian and foreign laws for defamation, negligence or copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks. Several private lawsuits seeking to impose such liability upon online services companies and Internet access providers are currently pending. In addition, legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon NetNation and other Web site hosting providers of potential liability for information carried on or disseminated through their systems could require NetNation to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources, or to discontinue certain service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals also could affect the growth of Internet use. In addition, NetNation is subject to a number of risks associated with the potential actions of customers utilizing NetNation's network. For example, if a customer were to engage in "spamming" (a practice of sending large quantities of unsolicited email), NetNation would have an obligation to block that customer's access to the Internet through NetNation's network. A failure by NetNation to satisfy this obligation could result in NetNation being denied access to the telecommunications networks through which NetNation's network links to the Internet. Spamming could also cause a significant disruption in NetNation's ability to route email to and from its customers.

DEPENDENCE ON KEY PERSONNEL

NetNation's success depends in significant part upon the continued services of its key personnel. The Company's technical, sales and administrative matters come under the direct responsibility of, or are shared by, the following key personnel: David Talmor, President; Ashley Sinclair, Chief Executive Officer; Joseph Kibur, V.P. Strategic Development and Planning; and Glen Ibbott, Chief Financial Officer. The loss of the services of one or more of these key persons could have a material adverse effect on NetNation's business, results of operations and financial condition.

ABILITY TO ATTRACT, TRAIN AND RETAIN PERSONNEL

NetNation's failure to attract additional qualified personnel could have a material adverse effect on NetNation's business, results of operations and financial condition. Any officer or employee of NetNation can terminate his or her relationship with NetNation at any time. NetNation's future success will also depend on its ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for such personnel is intense, and NetNation may not be able to attract and retain key personnel.

PROTECTION AND ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS

NetNation relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in its services. NetNation has no patented technology that would preclude or inhibit competitors from entering NetNation's market. NetNation has entered into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with its suppliers, distributors and certain customers in order to limit access to and disclosure of its proprietary information. These contractual arrangements or the other steps taken by NetNation to protect its intellectual property may not prove sufficient to prevent misappropriation of NetNation's technology or to deter independent third-party development of similar technologies. The laws of certain foreign countries may not protect NetNation's services or intellectual property rights to the same extent as do the laws of the United States and Canada. NetNation also relies on certain technologies that it licenses from third parties. These third-party technology licenses may not continue to be available to NetNation on commercially reasonable terms. The loss of the ability to use such technology could require NetNation to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on NetNation's business, results of operations and financial condition. To date, NetNation is not a subject of a lawsuit in respect to NetNation's services infringing the proprietary rights of third parties, but third parties could claim infringement by NetNation with respect to current or future services. NetNation expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in NetNation's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service installation delays or require NetNation to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to NetNation, or at all. As a result, any such claim could have a material adverse effect upon NetNation's business, results of operations and financial condition.

FUTURE CAPITAL NEEDS

NetNation has capital requirements for such applications as geographical expansion, marketing and advertising, the development of new services, the expansion and upgrading of its technical infrastructure, and the construction of data centers. NetNation may not be successful in generating sufficient cash from operations for those purposes and will need to raise additional capital. Failure to generate sufficient cash flows or to raise sufficient funds may require NetNation to revise, delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities and may make it difficult for NetNation to respond to competitive pressures, any of which could have a material adverse effect on NetNation's business, results of operations and financial condition.

CONTROL BY PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS

NetNation's President, David Talmor, and Vice President Strategic Development and Planning, Joseph Kibur, in the aggregate, beneficially own approximately 58.6% of NetNation's outstanding Common Stock as at March 10, 2000. As a result, such persons, acting together, will have the ability to control most matters submitted to stockholders of NetNation for approval (including the election and removal of directors) and to control the management and affairs of NetNation. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of NetNation, impeding a merger, consolidation, takeover or other business combination involving NetNation or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of NetNation, which in turn could have a material adverse effect on NetNation's worth.

DILUTIVE EFFECT OF FUTURE SALES OF SECURITIES

Future sales of substantial amounts of NetNation's Common in the public market could adversely affect the market price of the Common Stock and shareholders could experience dilution in their stock ownership of the Company and in the value of their shares. Dilution is a reduction in the value of the holder's investment measured by the difference between the purchase price of the shares of the Common Stock and the net tangible book value of the shares after the purchase takes place. As at March 10, 2000, there were 11,033,000 shares of Common Stock which are restricted or affiliate shares ("Restricted Shares"). Those Restricted Shares will gradually be converted to free-trading shares, the sale of which could have a material adverse effect on the future market price of NetNation's Common Stock.

STOCK PRICE VOLATILITY

The market price of NetNation's common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. To date, the trading volume in the Company's stock has been relatively low and significant price fluctuations can occur as a result. If the low trading volumes experienced to date continue, such fluctuations could occur in the future. The Company cannot provide assurance that the sales price of its common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology companies. These broad market fluctuations may materially adversely affect the market price of NetNation's common stock in future. Such fluctuations and variations may be the result of changes in NetNation's business, operations or prospects, announcements of technological innovations and new products by competitors, NetNation or its competitors entering into new contractual relationships with strategic partners, proposed acquisitions by NetNation or its competitors, financial results that fail to meet public market analyst expectations of performance, regulatory considerations and general market and economic conditions in the U.S. and throughout the world.

ITEM 2:   PROPERTIES

NetNation's executive offices and Network Operation Center, are located in Vancouver B.C., Canada. They consist of approximately 10,700 square feet, which is leased pursuant to agreements that expire on April 30, 2002. Beginning on July 1, 1999, NetNation established a representative sales office in London, England, which is leased on a month to month basis. On March 14, 2000, NetNation executed a lease agreement for a property in San Diego that will house a data center and corporate offices. All property is insured to industry standards.

ITEM 3:   LEGAL PROCEEDINGS

To the knowledge of the officers and directors of NetNation, there is no pending legal proceeding or litigation and none of its property is the subject of a pending legal proceeding. Further, NetNation's officers and directors know of no legal proceedings against NetNation or its property contemplated by any governmental authority.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY

NetNation's common shares are principally traded on the over the counter market, with quotations posted on the Over-the-Counter Bulletin Board under the ticker symbol NNCI. From February 3, 1999 to April 27, 1999, the common shares of NetNation traded under the ticker symbol CBET, reflecting the previous name of NetNation as Collectibles Entertainment Inc. On April 27, 1999, NetNation began trading under the ticker symbol NNCI. On October 7, 1999, NetNation applied for a listing on the Nasdaq Small Cap Market, which is currently under review by Nasdaq staff.

                                                   Price Range of Common Stock
                                                   ---------------------------
                                                       High/Ask   Low/Bid
                                                       --------   -------
Fiscal Year Ended December 31, 1999
 First Quarter (from February 3, 1999)                  $4.500     $2.000
 Second Quarter                                         $6.125     $3.250
 Third Quarter                                          $5.750     $3.500
 Fourth Quarter                                         $4.875     $3.750

NetNation has not declared any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. NetNation's policy is to reinvest all earnings into the business.

As at August 28, 1999 there were approximately 868 registered shareholders of record of NetNation's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

All amounts shown under this item are in U.S. dollars.

On February 1, 1999, NetNation completed a sale of 4,000,000 shares of its Common Stock at a price of $0.01 per share for aggregate cash proceeds of $40,000. The board of directors had set the share price based upon the fact that NetNation was still a development stage company and had no operations. Efforts to establish NetNation for the purpose of operating an online sports card and other tradable memorabilia distribution business were not successful and a reduced share price from the previous offering made on June 16, 1998 was warranted to raise capital. This offering was made to 17 purchasers without registration under the Act, in reliance upon the exemption from registration afforded by Rule 504 of Regulation D. If the exemption under Rule 504 of Regulation D is not available, NetNation believes that this sale was also exempt under Regulation S and Sections 3(b) and 4(2) under the Act, due to the foreign nationality of all purchasers, their prior contacts with NetNation and its management and the limited number of investors.

On April 7, 1999, NetNation issued 10,000,000 shares of its Common Stock to all 33 shareholders of the Canadian Subsidiary in exchange for all of their shares of the Canadian Subsidiary. The shares were issued pursuant to a Share Purchase Agreement between the Canadian Subsidiary, its shareholders and Collectibles (now NetNation). This share exchange created the parent/subsidiary (wholly-owned) relationship between NetNation and the acquired Canadian company (also named NetNation Communications Inc.). The issuance was made without registration under the Act, in reliance upon the exemption from registration afforded by Regulation S and Sections 3(b) and 4(2) under the Act, due to the foreign nationality of the shareholders of the Canadian Subsidiary and their relationship to NetNation. As such the shares are restricted in accordance with Rule 144 under the Act. The issuance of the shares to 32 of the shareholders may also be exempt from registration pursuant to Rule 701 promulgated under the Act as these shareholders are also officers and/or employees of the Canadian Subsidiary. The remaining shareholder is an immediate family member of a director of NetNation.

On April 7, 1999, NetNation completed a sale of 450,000 shares of its Common Stock at a price of $2.00 per share for a total of $900,000. The offering was made to two investors, Polaris Investitionen Ltd. and Beste Investitionen Ltd., without registration under the Act, in reliance upon the exemption from registration afforded by Rule 504 of Regulation D. If the exemption under Rule 504 of Regulation D is not available, NetNation believes that this sale was also exempt under Regulation S and Sections 3(b) and 4(2) under the Act, due to the foreign residency of both purchasers, their level of sophistication and the limited number of investors. The price per share in the offering was determined by the board of directors of NetNation in connection with the acquisition of the Canadian Subsidiary. At the time the transaction was under negotiation, the share price was trading in the $2.00 to $3.00 range and the offering price reflected the size, volatility and risk commensurate with the nature of the transaction

On April 12, 1999, NetNation completed a sale of two Series A Convertible Debentures in the amount of $550,000 each, to two investors, Polaris Investitionen Ltd. and Beste Investitionen Ltd., for aggregate proceeds of $1,100,000. The pricing of the Debentures was negotiated at the same time as the pricing for the sale of Common Stock (see preceding paragraph). The trading range from commencement of trading on February 3, 1999 to the date of issuance of the Debentures was $2.00 to $5.50. The Convertible Debentures were due to mature on September 30, 2000. The conditions of each Convertible Debenture entitled the holder, at its option, at any time commencing thirty days after issue to convert up to one hundred percent of the original principal face amount into shares of Common Stock, at a deemed conversion price for each share of Common Stock of $2.00. The debentures were converted to Common Stock of the Company on February 18, 2000. The offering was made without registration under the Act, in reliance upon the exemption from registration afforded by Regulation S and Sections 3(b) and 4(2) under the Act, due to the foreign residency of both purchasers, their level of sophistication and the limited number of investors. The conversion price per share in the offering was determined by the board of directors of NetNation based on the previous offering of Common Stock at $2.00 per share which was completed on April 7, 1999. The securities issued upon conversion of the debentures are subject to restrictions on resale in accordance with Rule 144 under the Act.

On June 23, 1999 NetNation agreed to issue 300,000 shares of its Common Stock to Veritas Communications Group Ltd. ("Veritas"), as consideration for the provision of investor relations and business consulting services. The number of shares was determined by NetNation's board of directors based on arm's length negotiations. On June 2, 1999, when NetNation entered into an agreement with Veritas, the Common Stock was trading in the $4.125 to $4.500 range. The issuance was made without registration under the Act, in reliance upon the exemption from registration afforded by Regulation S and Sections 3(b) and 4(2) of the Act, as the holder is a non-domestic person. The shares are restricted pursuant to Rule 144 of the Act. These shares are further subject to escrow release requirements. On July 30, 1999, NetNation exercised its right to terminate the agreement with the last day for the provision of services by Veritas as August 31, 1999. Under the terms of the agreement, rather than 300,000 shares, NetNation issued 60,000 shares, in total, to Veritas.

NetNation has not sold any securities in reliance upon a registration statement filed under the Securities Act.

ITEM 6:   SELECTED FINANCIAL DATA

OVERVIEW

On April 7, 1999, NetNation acquired 100% of the Canadian Subsidiary. Prior to the acquisition, there were no significant business operations. In accordance with generally accepted accounting principles this transaction was accounted for as a recapitalization of the Canadian Subsidiary, as if it issued stock for consideration equal to the net monetary assets of NetNation. Accordingly, the results from the Canadian Subsidiary are presented as the prior period comparative information of the consolidated companies.

NetNation is an Application Service and Infrastructure Provider offering Web site hosting and related enhanced Internet services to small and medium sized businesses. NetNation's focus is on delivering dependable and flexible services that are backed by reliable, 24 hour-a-day customer support.

For the year ended December 31, 1999, NetNation had revenue of $2,511,021, representing an increase of 128% over the previous year. Since inception, NetNation has focused on maximizing the growth of its customer base and expanding the range of services and products offered.

Prior to April 1999, NetNation did not raise significant external equity or debt to assist in growth. Historically, NetNation has been operated on the basis whereby all excess cash flow was reinvested in order to maximize growth. The majority of any surplus funds were invested in expanded marketing activities, particularly advertising since advertising has been NetNation's prime driver of new business and has consistently proven its ability to generate revenue growth and new customers.

On April 7, 1999, NetNation raised $0.9 million through the issuance of common shares and on April 12, 1999, NetNation raised a further $1.1 million of convertible debt financing.

Selected Financial Data

                                                               Period ended
                                    Years ended December 31,   December 31,
                                       1999          1998         1997
                                -----------------------------------
Sales                              $ 2,511,021   $1,108,430  $   339,632

Expenses
    Depreciation                        95,445       31,428       10,049
    Marketing & selling              1,575,733      456,842      127,904
    Office & administrative            844,582      161,297       52,911
    Wages & benefits                 1,340,027      568,413      168,191
----------------------------------------------------------------------------
Net loss                             1,344,766      109,550       19,423

Loss per share                     $      0.10   $     0.01  $     --

Weighted average number             13,164,836    9,692,030   10,000,000
   of common shares
--------------------------------------------------------------------------------
Total assets                       $ 1,518,165   $  177,359  $    92,064

Debentures payable                 $ 1,100,000   $    --     $     --

Cash generated by (used for)
   Operating activities            $  (604,773)  $  109,304  $    80,295
   Investing activities               (435,922)     (86,590)     (52,486)
   Financing activities              1,982,909       (4,734)          74
   =============================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

Revenue

NetNation's 1999 revenue was generated, for the most part, from providing web hosting services to SMEs. Also included in revenue were co-located server and domain name registration services but, for 1999, these were relatively minor contributors. NetNation's web hosting customers normally pay a set-up fee and regular charges, either monthly, quarterly or annually, thereafter. There are a variety of hosting packages offered by NetNation in addition to a number of value-added services and products, to enable customers to easily select and modify a solution that precisely meets their individual requirements.

NetNation's 1999 revenues were derived from Web Hosting (88%), Domain Name Registration services (9%), and Server Co-Location (3%). As at December 31, 1999, NetNation had registered over 55,000 Internet domain names and was hosting more than 10,000 web sites. NetNation's products and services are sold worldwide, directly to customers and through VARs (Value Added Resellers).

NetNation's 1999 revenue of $2,511,021 was an increase of $1,402,591, or 128%, over 1998 revenue. During 1999, the number of sites hosted increased 117%, from 4,600 to over 10,000, and the number of resellers in the network grew 150%. The growth in hosted sites and revenue was entirely "organic" and resulted from a significant number of valuable partnerships and reselling relationships established during the year. While these relationships, and further alliances that have been forged since the end of 1999, will continue to enhance NetNation's organic growth in the coming years, NetNation also intends to acquire high-quality, strategically important web hosting operations.

Marketing and selling expense

Marketing and selling expense rose $1,118,891, or 241%, from 1998 expense, and as a percentage of revenue, increased from 41% to 62%. The significant majority of marketing and selling expense is comprised of advertising expenditures. In fact, during 1999, 82% of marketing and selling expense was for online and print advertising. Advertising, online and print, is considered to be a significant driver of NetNation's web hosting business.

During 1998 expenditures were restricted on advertising to a level supported by internal cash generation. In April 1999, an equity financing was secured which allowed NetNation to increase advertising activities in support of its internal growth plan. NetNation's advertising is focused in media where NetNation's advertising is believed to best engage the attention of the target hosting market, small and medium sized businesses. With new product offerings coming online in 2000, NetNation is actively pursuing additional avenues to reach the target market, including strategic acquisitions and partnerships.

Office & administrative expense

Office & administrative expense includes expenditures on rent and general office costs, professional advisors and public relations. In 1999, office and administrative expense increased $683,285, or 423%, over 1998, and as a percentage of revenue, increased from 15% to 34%. The increase was due mainly to the additional costs of professional advisors and public relations that are normally associated with public companies. There were no comparable costs in 1998.

Expenditures on office and administrative items will continue to increase in dollar amounts as new data centers and sales offices are added but is expected to decrease as a percentage of total revenue as revenue growth outpace increases in office costs.

Wages & benefits expense

Historically, NetNation has enjoyed the competitive advantage of having the majority of its salaries denominated in Canadian dollars while, at the same time, having access to an employee talent pool of variety and depth. As NetNation expands globally, it will continue to benefit from the advantage of relatively low employee costs compared to the cost structures of many of its competitors.

In 1999, wages and benefits increased $771,614, or 136%, when compared with 1998. As a percentage of revenue, wage costs increased compared to the wage costs in 1998, from 51% to 53%. The number of people employed rose from 23 at the end of 1998 to 56 at the end of 1999. NetNation will continue to add staff where the return on investment warrants it but the majority of revenue growth in the future will not require an equivalent increase in staffing.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Revenue

NetNation's 1998 revenue was generated almost exclusively from web hosting services and increased $768,798, or 226%, over 1997 revenue. During 1998, the number of sites hosted grew 160%, from 1,775 to over 4,600 and the average hosting package customers purchased increased in price. The growth in hosted sites and revenue was completely internally-generated.

Marketing and selling expense

Marketing and selling expense rose $328,938, or 257%, from 1997 expense, and as a percentage of revenue, increased from 38% to 41%. NetNation restricted 1998 and 1997 expenditures on advertising to a level supported by internal cash generation.

Office & administrative expense

The 1998 office and administrative expense increased by $108,386, or 205%, when compared to 1997, but as a percentage of revenue, decreased slightly from 16% to 15%. The decrease was due mainly to strict cost control pending growth in revenues to the stage that could justify expansion of NetNation's premises.

Wages & benefits expense

In 1998 wages and benefits increased $400,222, or 238%, when compared to 1997. As a percentage of revenue, wage costs increased slightly from 1997, from 50% to 51%. The number of people employed by NetNation rose from 12 at the end of 1997 to 23 at the end of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1999, NetNation's strategy required funding growth through internally-generated cash flows. NetNation incurred a loss of $1,344,766 and generated negative cash flows from operating activities of $604,773. NetNation did not raise financing, equity or debt, of significant dollar amounts.

During 1999, NetNation moved into the next phase of its growth strategy by entering the public markets as an operating company. NetNation was able to raise the capital required for the growth in revenues during 1999 through private investment. NetNation intends to use a combination of both private and public equity investment in the future. NetNation anticipate substantial capital requirements during 2000 which will be used for strategic acquisitions and investments, to cover operating losses and for capital expenditures associated with the development and expansion of the current and proposed data centers. NetNation's financing strategy calls for a minimization of debt financing in favor of equity financing whenever feasible.

On April 7, 1999, NetNation acquired all of the outstanding common and preferred shares of the Canadian Subsidiary in exchange for 10,000,000 shares of NetNation's common stock issued from treasury. These shares are subject to a 12 month hold period from April 7, 1999, in addition to volume restrictions on resale that apply thereafter until April 7, 2001, and affiliate resale restrictions that may apply. As part of the acquisition transaction, 1,000,000 shares of common stock were cancelled which had been held by an original shareholder who was no longer involved in the operations of the company.

On April 12, 1999, after the acquisition of the Canadian Subsidiary, NetNation raised $1,100,000 through the sale of two Series A Convertible Debentures, both of which mature on September 30, 2000. Each debenture is non-interest bearing and is convertible into 275,000 shares of common stock at a rate of $2.00 per share. NetNation also raised $900,000 through a private placement of 450,000 shares of common stock at $2.00 per share.

During the summer of 1999, NetNation issued 60,000 shares to an unrelated company in return for investor and public relations services.

Shortly after the end of the year, on February 18, 2000, NetNation received notice that the holders of the convertible debentures had exercised their option to convert the debentures to shares of common stock.

Also shortly after year-end, on February 24, 2000, NetNation finalized an agreement to issue 250,000 common shares at $10 per share for gross proceeds of $2,500,000. In addition, NetNation issued warrants entitling the investors to purchase one additional share for every two shares they already own. The warrants are exercisable during a two-year period at $12 per additional share purchased. NetNation may require the exercise of the warrants during this time period if certain financial conditions are met, in which case NetNation will receive an additional $1,500,000 and will issue a further 125,000 shares of common stock.

In 1999, NetNation utilized net cash of $604,773 for operating activities which includes a positive contribution of $252,490 from working capital items. In addition to increased marketing expenditures included in the operating loss, NetNation also set the stage for future growth by increasing investment in data center and other equipment. To fund these expenditures, $1,100,000 was raised through the issue of debentures and $932,211 through the issue of common stock. At the end of 1999, there was $988,077 in cash and equivalents on hand. As the business growth strategy calls for expanded investment in marketing and infrastructure, NetNation has continued to assemble the required equity financing when required.

In 1998 and 1997, NetNation generated sufficient cash from operations to fund capital expenditures. NetNation did not raise significant equity or debt funding. Net cash generated from operating activities was $109,304 in 1998 and $80,295 in 1997.

OUTLOOK: ISSUES AND UNCERTAINTIES

Refer to "Risk Factors" in this Form 10-K.

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

NetNation believes its exposure to overall foreign currency risk is immaterial. NetNation does not manage or maintain market risk sensitive instruments for trading or other purposes and is, therefore, not subject to multiple foreign exchange rate exposures. As disclosed in Item 7, on February 24, 2000 the holders of the convertible debentures exercised their option and converted all of the debentures into common shares. After giving effect to this conversion, the Company has no outstanding long-term indebtedness for which the Company is subject to the risk of interest rate fluctuations.

NetNation reports its operations in US dollars and its currency exposure, although considered by NetNation as immaterial, is primarily between the US and Canadian dollars. Exposure to the currencies of other countries is also immaterial as international transactions are settled in US dollars. Any future financing undertaken by NetNation will be denominated in US dollars. As NetNation increases its marketing efforts, the related expenses are basically in US dollars except for the marketing efforts in the UK and Canada. If these advertisements are coordinated through a US agency, then the expenses are in US dollars.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of NetNation Communications Inc., including the Report of Independent Auditors, are set forth beginning on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in and disagreements with accountants are reportable pursuant to this item.

PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference from the information captioned "Directors and Executive Officers" to be included in the Company's proxy statement to be filed in connection with the annual meeting of stockholders (the "Proxy Statement").

ITEM 11:   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the information captioned "Executive Compensation" to be included in the Proxy Statement.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the information captioned "Security Ownership Of Certain Beneficial Owners And Management" to be included in the Proxy Statement.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by the Item 13 is incorporated by reference from the information captioned "Certain Relationships and Related Transactions" to be included in the Proxy statement.

PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K

1) Financial Statements

The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the independent certified public accountants, and financial statement schedules, are filed pursuant to Item 8 of this Report:

The consolidated balance sheets of NetNation Communications Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, deficit and accumulated other comprehensive income, and cash flows for the years ended December 31, 1999 and 1998 and the period from incorporation on February 19, 1997 to December 31, 1997, together with the notes thereto.

2) Reports on Form 8-K

None.

3) List of Exhibits

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------

    1**          Agreement dated March 31, 1999 between the shareholders
                 of NetNation (The Canadian Subsidiary), NetNation (The Canadian
                 Subsidiary), and NetNation (formerly Collectibles Entertainment
                 Inc.)
    2.1 **       Articles of Incorporation
    2.2 **       By-laws
    3.1 **       Convertible Debenture for $550,000 Maturing on September 30,
                 2000 issued to Polaris Investitionen Ltd.
    3.2 **       Convertible Debenture for $550,000 Maturing on September 30,
                 2000 issued to Beste Investitionen Ltd.
    21           List of Subsidiaries
    27           Financial Data Schedule for the year ended December 31, 1999

        ** Incorporated by reference from the Registration Statement on Form 10 of the Registrant filed with the Commission on July 29, 1999 as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETNATION COMMUNICATIONS INC.
(Registrant)

By:  /s/ Ashley J. Sinclair
--------------------------------------------
Ashley J. Sinclair
Chief Executive Officer

Dated: March 17, 2000.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                        TITLE                              DATE

 /s/ David Talmor___      President and Chairman of the Board     March 17, 2000
 ----------------         and Director
     David Talmor


 /s/ Ashley J. Sinclair_  Chief Executive Officer and Director    March 17, 2000
----------------------    (Principal Executive Officer)
     Ashley J. Sinclair


 /s/ Joseph Kibur         Chief Operating Officer and Director    March 17, 2000
--------------------
     Joseph Kibur


 /s/ Ernest Cheung        Director                                March 17, 2000
----------------------
     Ernest Cheung


 /s/ Glen Ibbott          Chief Financial Officer                 March 17, 2000
--------------------      (Principal Accounting Officer)
     Glen Ibbott

INDEX TO FINANCIAL STATEMENTS

DESCRIPTION                                                                PAGE

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                 F-3

Consolidated Statements of Operations for the years ended December 31,
1999 and 1998 and the period from incorporation on February 19, 1997 to
December 31, 1997                                                            F-4

Consolidated Statements of Deficit and Accumulated Other Comprehensive
Income for the years ended December 31, 1999 and 1998 and the period from
incorporation on February 19, 1997 to December 31, 1997                      F-5

Consolidated Statements of Cash Flows for the years ended December 31,
1999 and 1998 and the period from incorporation on February 19, 1997 to
December 31, 1997                                                            F-6

Notes to Consolidated Financial Statements                                   F-7

Page F-1












             Consolidated Financial Statements of

             NETNATION COMMUNICATIONS INC.
             (Expressed in United States Dollars)

             Years ended December 31, 1999 and 1998 and
             Period from incorporation on February 19, 1997 to December 31, 1997

INDEPENDENT AUDITORS' REPORT

The Board of Directors
NetNation Communications Inc.

We have audited the accompanying consolidated balance sheets of NetNation Communications Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, deficit and accumulated other comprehensive income and cash flows for the years ended December 31, 1999 and 1998 and the period from incorporation on February 19, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetNation Communications Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the period from incorporation on February 19, 1997 to December 31, 1997 in conformity with United States generally accepted accounting principles.


/s/KPMG LLP

Chartered Accountants

Vancouver, Canada
February 18, 2000, except for notes 8(b) and 8(c) which are as of February 24, 2000.

NETNATION COMMUNICATIONS INC.
Consolidated Balance Sheets
(Expressed in United States Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------
                                                      1999                  1998
--------------------------------------------------------------------------------

Assets

Current assets:
   Cash and cash equivalents                       $   988,077       $   45,863
   Accounts receivable                                  10,961           12,635
   Prepaid expenses and deposits                        63,208            3,419
   -----------------------------------------------------------------------------
                                                     1,062,246           61,917

Fixed assets, net of accumulated depreciation
  of $134,885 (1998 - $39,440) (note 2)                455,919          115,442
--------------------------------------------------------------------------------
                                                   $ 1,518,165       $  177,359

Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities        $   189,146       $   97,800
   Stock redemption premium payable,
     current portion (notes 4(c) and 4(d))                -              36,818
   Deferred revenue                                    400,007          180,748
   Debentures payable (note 3)                       1,100,000             -
--------------------------------------------------------------------------------
                                                     1,689,153          315,366
   Stock redemption premium payable (notes 4(c)
     and 4(d))                                            -              12,484

Stockholders' deficit:
   Share capital (note 4):
     Authorized:
       50,000,000 common shares with a par value
         of $0.0001 each
     Issued:
       14,607,000 common shares                          7,787           15,940
   Additional paid in capital (notes 4(b) and 4(c))  2,333,145             -
   Cost of common stock redeemed but not cancelled
     (note 4(d))                                          -             (24,464)
   Unearned compensation                            (1,015,466)            -
   Deficit                                          (1,511,055)        (156,568)
   Accumulated other comprehensive income               14,601           14,601
--------------------------------------------------------------------------------
                                                      (170,988)        (150,491)

Commitment (note 5)
Subsequent events (note 8)

--------------------------------------------------------------------------------
                                                   $ 1,518,165       $  177,359
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:



     /s/Ashley Sinclair           Director
------------------------------------


     /s/David Talmor              Director
------------------------------------

NETNATION COMMUNICATIONS INC.
Consolidated Statements of Operations
(Expressed in United States Dollars)
--------------------------------------------------------------------------------
                                                                     Period from
                                                                incorporation on
                                                                    February 19,
                                    Years ended December 31,           1997 to
                                  ---------------------------       December 31,
                                      1999            1998              1997
--------------------------------------------------------------------------------

Sales                            $  2,511,021    $  1,108,430        $  339,632

Expenses:
   Depreciation                        95,445          31,428            10,049
   Marketing and selling            1,575,733         456,842           127,904
   Office and administrative          844,582         161,297            52,911
   Wages, benefits and subcontract  1,340,027         568,413           168,191
   -----------------------------------------------------------------------------
                                    3,855,787       1,217,980           359,055
--------------------------------------------------------------------------------

Net loss                            1,344,766         109,550            19,423

Other comprehensive income:
   Foreign currency translation
     adjustments                        -             (15,127)              526

Comprehensive loss               $  1,344,766    $    124,677        $   18,897
--------------------------------------------------------------------------------

Loss per share, basic and diluted    $   0.10        $   0.01        $     -
--------------------------------------------------------------------------------

Weighted average number of
    common shares                  13,164,836      9,692,030         10,000,000
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NETNATION COMMUNICATIONS INC.
Consolidated Statements of Deficit and Accumulated Other Comprehensive Income (Expressed in United States Dollars)

Years ended December 31, 1999 and 1998
Period from incorporation on February 19, 1997 to December 31, 1997
--------------------------------------------------------------------------------
                                                                     Accumulated
                                                                           Other
                                                                   Comprehensive
                                                    Deficit               Income
--------------------------------------------------------------------------------
Balance at incorporation, February 19, 1997      $      -            $      -

Net loss                                             (19,423)               -

Foreign exchange translation loss                       -                  (526)
--------------------------------------------------------------------------------

Balance at December 31, 1997                         (19,423)              (526)

Net loss                                            (109,550)              -

Excess of cost over carrying value of common
  stock redeemed and canceled (note 4(c))            (27,595)              -

Foreign exchange translation gain                       -                15,127
--------------------------------------------------------------------------------

Balance at December 31, 1998                        (156,568)            14,601

Net loss                                          (1,344,766)              -

Excess of cost over carrying value of
  treasury stock canceled (note 4(d))                 (9,721)              -
--------------------------------------------------------------------------------

Balance at December 31, 1999                     $(1,511,055)        $   14,601
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NETNATION COMMUNICATIONS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

--------------------------------------------------------------------------------
                                                                     Period from
                                                                incorporation on
                                                                    February 19,
                                    Years ended December 31,           1997 to
                                  ---------------------------       December 31,
                                      1999            1998              1997
--------------------------------------------------------------------------------
Cash flows from operating
  activities:
   Net loss                      $(1,344,766)   $   (109,550)      $    (19,423)
   Items not involving cash:
      Depreciation                    95,445          31,428             10,049
      Change in cumulative
        translation adjustment          -             15,127               (526)
      Services paid with common
        shares                       266,400            -                  -
      Employee stock compensation    125,658            -                  -
   Changes in non-cash operating
     working capital:
      Accounts receivable              1,674          (7,324)            (5,311)
      Prepaid expenses and
        deposits                     (59,789)            437             (3,856)
      Accounts payable and
        accrued liabilities           91,346          53,514             44,286
      Deferred revenue               219,259         125,672             55,076
   -----------------------------------------------------------------------------
   Net cash provided by operating
     activities                     (604,773)        109,304             80,295

Cash flows from investing
  activities:
   Purchase of fixed assets         (435,922)        (91,327)           (52,486)
   Proceeds on disposal of fixed
     assets                             -              4,737               -
   -----------------------------------------------------------------------------
   Net cash used for investing
     activities                     (435,922)        (86,590)           (52,486)

Cash flows from financing
  activities:
   Redemption of capital             (49,302)         (5,860)              -
   Issue of debentures             1,100,000            -                  -
   Issue of share capital            932,211           1,126                 74
   -----------------------------------------------------------------------------
   Net cash provided by
     financing activities          1,982,909          (4,734)                74
--------------------------------------------------------------------------------

Increase in cash and cash
  equivalents                        942,214          17,980             27,883

Cash and cash equivalents,
  beginning of period                 45,863          27,883               -
--------------------------------------------------------------------------------

Cash and cash equivalents,
  end of period                  $   988,077     $    45,863         $   27,883
--------------------------------------------------------------------------------

Supplementary information:
   Cash paid for:
     Interest                    $     -         $     6,934         $    1,837
     Income taxes                       959             -                  -
   Non-cash transactions:
     Shares issued to third
       parties for services         266,400             -                  -
     Shares issued to employees
       for services               1,141,124             -                  -
     Shares issued in exchange
       for contribution of
       capital assets                  -                -                17,843
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 1999 and 1998
Period from incorporation on February 19, 1997 to December 31, 1997
--------------------------------------------------------------------------------

General:

NetNation Communications Inc. (the "Company") was incorporated on May 7, 1998 under the laws of the State of Delaware as Collectibles Entertainment Inc. ("Collectibles").

On April 7, 1999, Collectibles acquired all of the outstanding common shares of NetNation Communications Inc. ("NetNation Canada"). As Collectibles was inactive at the time of the transaction, this issuance has been accounted for as a capitalization of NetNation Canada, effectively as if NetNation Canada issued common shares to acquire the net assets of Collectibles. As such, the statements of operations and deficit and cash flows reflect the results for NetNation Canada from incorporation on February 19, 1997 to April 7, 1999.
From April 7, 1999, the results of NetNation Canada are included on a consolidated basis with those of Collectibles. Subsequent to the transaction, Collectibles changed its name to NetNation Communications Inc.

The Company's principal business activities are the provision of web-site hosting, domain name registration, and related services to small and medium sized businesses.

1.  Significant accounting policies:

    (a) Basis of presentation:

        These consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, NetNation Communications Inc., NetNation Communications (UK) Inc., NetNation Communications (USA) Inc., and Domain People Inc. All material intercompany balances and transactions have been eliminated.

        These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Through December 31, 1998, the Company's consolidated financial statements were presented in accordance with generally accepted accounting principles in Canada. The application of United States accounting principles to these consolidated financial statements has been made on a retroactive basis. For the year ended December 31, 1998 and period from incorporation on February 19, 1997 to December 31, 1997, there were no material differences previously reported to the Company's consolidated financial statements arising from differences between generally accepted accounting principles in Canada and the United States.

    (b) Cash and cash equivalents:

        Cash and cash equivalents include highly liquid investments, such as term deposits, having terms to maturity of three months or less when acquired that are readily convertible to contracted amounts of cash.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements, page 2
(Expressed in United States dollars)

Years ended December 31, 1999 and 1998
Period from incorporation on February 19, 1997 to December 31, 1997
--------------------------------------------------------------------------------


1.  Significant accounting policies (continued):

    (c) Fixed assets:

        Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the declining balance method at the following annual rates:
     ---------------------------------------------------------------------------

     Assets                                                                 Rate
     ---------------------------------------------------------------------------
     Computer hardware                                                       30%
     Furniture                                                               20%
     Office equipment                                                        30%
     ---------------------------------------------------------------------------

        The Company makes reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the Statement of Financial Accounting Standard ("SFAS") No. 121, an impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No such impairment losses have been identified by the Company for the years ended December 31, 1999 and 1998 or for the period ended December 31, 1997.

    (d) Revenue recognition:

        Revenue is recognized as web-site hosting, domain name registration and related services are provided. Amounts billed in advance of the provision of services are deferred and recorded as revenue when services have been rendered.

    (e) Stock-based compensation:

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for awards of common stock granted to employees. As such, compensation expense would be recorded on the date of grant only if the current market price of the common stock exceeded the amount required to be paid by the employee for the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure require -ments using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. As at December 31, 1999, the Company has not issued any stock options to employees, the pro forma information required under SFAS 123 has not been presented in these consolidated financial statements.

        Common stock issued to consultants in exchange for services provided to the Company have been recorded at its fair value on the date the Company committed to issue the shares.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements, page 3
(Expressed in United States dollars)

Years ended December 31, 1999 and 1998
Period from incorporation on February 19, 1997 to December 31, 1997
--------------------------------------------------------------------------------

1.  Significant accounting policies (continued):

    (f) Use of estimates and assumptions:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the period then ended. Actual results may differ from these estimates.

    (g) Fair value of financial instruments:

        Carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and stock redemption premium payable approximate fair value due to their short terms to maturity.

        The debentures payable are non-interest bearing and mature September 30, 2000. If the debentures are not converted prior to maturity, the Company will settle the obligation with $1,100,000 cash. As the term to maturity is less than one year, the carrying value is considered to approximate fair value.

    (h) Translation of foreign currencies:

        The Company's functional and reporting currency is the United States dollar.

        Monetary items denominated in foreign currency are translated to United States dollars at exchange rates in effect at the balance sheet date and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred. Revenues and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in income.

    (i) Income taxes:

        The Company provides for income taxes by the asset and liability method. This requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the accounting and tax basis of assets and liabilities that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that realization of deferred tax assets cannot be considered to be more likely than not, a valuation allowance is recognized for the excess.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements, page 4
(Expressed in United States dollars)

Years ended December 31, 1999 and 1998
Period from incorporation on February 19, 1997 to December 31, 1997
--------------------------------------------------------------------------------

1.  Significant accounting policies (continued):

    (j) Loss per share:

        Loss per share is calculated by dividing net income or loss by the weighted average common shares issued and outstanding during the period. Diluted EPS reflects the potential dilutive effect that could occur assuming any existing contracts to issue common stock were exercised or converted into common stock. Potential conversion of the debentures that were outstanding in 1999 would not result in a different reported loss per share than the basic loss per share. The Company had no potentially dilutive contracts to issue common stock in 1998 and 1997. Accordingly, basic and diluted loss per share do not differ.

    (k) Comparative figures:

        Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

2.  Fixed assets:

--------------------------------------------------------------------------------
                                                                            1999
--------------------------------------------------------------------------------
                                                     Accumulated        Net book
                                      Cost           depreciation          value
--------------------------------------------------------------------------------

Computer hardware                $   488,075         $   114,725     $  373,350
Furniture                             42,544               6,170         36,374
Office equipment                      60,185              13,990         46,195
--------------------------------------------------------------------------------
                                 $   590,804         $   134,885     $  455,919
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                            1998
--------------------------------------------------------------------------------
                                                     Accumulated        Net book
                                      Cost           depreciation          value
--------------------------------------------------------------------------------

Computer hardware                $   134,968         $   33,846      $  101,122
Furniture                              6,242              1,574           4,668
Office equipment                      13,672              4,020           9,652
--------------------------------------------------------------------------------
                                 $   154,882         $   39,440      $  115,442
--------------------------------------------------------------------------------

3.  Debentures payable:

    As a condition of the capital transaction described in the General note above, the Company raised $1,100,000 through the sale of two $550,000 Series A Convertible Debentures, both of which mature on September 30, 2000. Each debenture is convertible into 275,000 shares of common stock of the Company at a rate of $2.00 per share. The debentures are non-interest bearing.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements, page 5
(Expressed in United States dollars)

Years ended December 31, 1999 and 1998
Period from incorporation on February 19, 1997 to December 31, 1997
--------------------------------------------------------------------------------

4.  Share capital:

    (a) Authorized:
        50,000,000 common shares, with a par value of $0.0001 each

    (b) Common shares issued and outstanding:
    ----------------------------------------------------------------------------
                                        Number                       Additional
                                      of shares     Amount      paid in capital
--------------------------------------------------------------------------------

    NetNation Communications Inc.
    -----------------------------

    Balance at incorporation,
     May 7, 1998                            -            -               -

    Issuance of common shares,
     for cash                          5,097,000   $      510     $      69,190
    Shares canceled in conjunction
     with the capitalization          (1,000,000)        -                 -
    Adjustment in accordance with
     capitalization accounting
     principles (note 4(c))                 -           6,226           (69,190)
--------------------------------------------------------------------------------
                                       4,097,000        6,736              -

    Shares issued to effect the
     capitalization (notes 2 and
     4(c))                            10,000,000        1,000            25,672

    Issuance of common shares
     for cash                            450,000           45           899,955

    Issuance of common shares for
     services provided to the
     Company                              60,000            6           266,394
--------------------------------------------------------------------------------

    Balance, December 31, 1999        14,607,000   $    7,787     $   1,192,021
--------------------------------------------------------------------------------

    The dollar amount ascribed to share capital after the capitalization of $6,736 equals the aggregate share capital of NetNation Canada immediately prior to the transaction.

    The 10,000,000 common shares issued in the exchange are subject to a 12 month hold period from April 7, 1999. As a condition of the exchange, the Company canceled 1,000,000 previously issued and outstanding common shares immediately prior to the transaction.

    (c) Share reconciliation:
--------------------------------------------------------------------------------
                                                                      Additional
                                  Preferred Stock     Common Stock       paid in
                                  Number   Amount   Number   Amount      capital
--------------------------------------------------------------------------------

     NetNation Canada
     ----------------

     Balances at incorporation,
      February 19, 1997             -        -           -     -           -
     Issuance of Class A
      common stock for cash         -        -     10,000,000    74      17,843
--------------------------------------------------------------------------------
     Balances at December 31,
      1997                          -        -     10,000,000    74      17,843

     Common stock redeemed and
      canceled                      -        -       (500,000)   (3)     (3,100)
     Cost of common stock
      redeemed but not canceled
      (note 4(d))                   -        -           -      -          -
     Preferred stock issued
      for cash                   173,000    1,126        -      -          -
--------------------------------------------------------------------------------
     Balances at December
      31, 1998                   173,000    1,126   9,500,000     71     14,743

     Cancellation of
      previously redeemed
      common stock (note 4(d))      -        -       (500,000)    (2)   (14,743)
     Issuance of preferred
      shares for cash            827,000    5,541        -      -          -
--------------------------------------------------------------------------------

    NetNation Canada balances
     immediately prior to the
     capitalization            1,000,000    6,667   9,000,000     69       -
--------------------------------------------------------------------------------

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements, page 6
(Expressed in United States dollars)

Years ended December 31, 1999 and 1998
Period from incorporation on February 19, 1997 to December 31, 1997
--------------------------------------------------------------------------------

4.  Share capital(continued):

    (c) Share reconciliation (continued):

        On August 26, 1998, 500,000 Class A common shares of NetNation Canada were redeemed and canceled for $30,698 which was payable in installments ending May 1, 2000. The entire amount was paid in 1999. The premium paid on redemption was applied on a pro rata basis, to additional paid in capital with the balance charged to the deficit.

    (d) Cost of common stock redeemed but not cancelled:

        On August 26, 1998, 500,000 Class A common shares were redeemed for $24,466, which was payable in installments ending September 1, 1999. $5,836 was paid in 1998 with the remaining $18,604 paid in 1999. The shares were held in escrow until the final installment payment was made, at which time the shares were released to the Company and canceled. When the shares were canceled in 1999, the cost of $24,466 was applied against share capital to the extent of $14,745 with the balance, being the excess of the redemption price over the par value of the shares redeemed, charged to deficit.

5.  Commitment:

    The Company leases its Vancouver, Canada premises. The lease agreement expires April 30, 2002 and may be renewed for one additional year at the Company's option. The Company has negotiated additional floorspace adjacent to the existing space. The additional lease agreement is concurrent with the existing lease agreement with respect to terms and expiry and is effective January 1, 2000.

    The Company is committed to operating lease payments for rent in 2000, 2001 and 2002 of approximately $210,000, $210,000 and $70,000, respectively.

6.  Income taxes:

    The income tax benefit for the years and period ended December 31 differs from the amounts that would result from applying the federal statutory rate of 34% as follows.

--------------------------------------------------------------------------------
                                                                     Period from
                                                                incorporation on
                                                                    February 19,
                                    Years ended December 31,           1997 to
                                  ---------------------------       December 31,
                                      1999            1998              1997
--------------------------------------------------------------------------------

    Expected tax benefit     $   (457,220)  $   (37,247)             $   (6,603)
    Items not deductible
     for tax purposes              32,451        10,685                   3,417
    Effect of different
     tax rates in foreign
     jurisdictions               (129,231)      (22,438)                 (7,814)
    Change in valuation
     allowance for net
     deferred tax assets          554,000       49,000                   11,000
--------------------------------------------------------------------------------
    Realized income tax
     benefit                 $   -          $   -                     $    -

--------------------------------------------------------------------------------

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements, page 7
(Expressed in United States dollars)

Years ended December 31, 1999 and 1998
Period from incorporation on February 19, 1997 to December 31, 1997
--------------------------------------------------------------------------------


6.  Income taxes (continued):
    Significant components of the Company's deferred tax assets at December 31, 1999 and 1998 as follows.
    ----------------------------------------------------------------------------

                                                      Years ended December 31,
                                                     ---------------------------
                                                          1999           1998
    ----------------------------------------------------------------------------

    Net operating loss
     carryforwards                                   $   559,000     $   49,000
    Valuation allowance                                   55,000         11,000
    ----------------------------------------------------------------------------
    Gross deferred tax assets                            614,000         60,000
    Valuation allowance                                 (614,000)       (60,000)
    ----------------------------------------------------------------------------
    Net deferred tax asset                           $      -        $     -
    ----------------------------------------------------------------------------

    Due to the uncertainty surrounding the realization of the deferred income tax assets in future income tax returns, the Company has a 100% valuation allowance against its deferred income tax assets.

    As of December 31, 1999, the Company has Canadian tax loss carryforwards of approximately $1,098,000 available to reduce the future years' income tax purposes. These carryforward losses expire in 2004 to 2006.

7.  Segmented information:

    For the period from incorporation to December 31, 1999, the Company operated as one business segment, web-site hosting and related services.

    The Company's revenues are generated from the following geographic segments.
--------------------------------------------------------------------------------
                                                                     Period from
                                                                incorporation on
                                                                    February 19,
                                    Years ended December 31,           1997 to
                                  ---------------------------       December 31,
                                      1999            1998              1997
--------------------------------------------------------------------------------
    United States                               56%           57%           50%
    Canada                                      24%           25%           30%
    Other                                       20%           18%           20%
--------------------------------------------------------------------------------

    Total                                      100%          100%          100%
--------------------------------------------------------------------------------

    During the years and period ended December 31, 1999, 1998 and 1997, approximately 95% of the Company's assets and employees were located in Canada.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements, page 8
(Expressed in United States dollars)

Years ended December 31, 1999 and 1998
Period from incorporation on February 19, 1997 to December 31, 1997
--------------------------------------------------------------------------------

8.  Subsequent events:

    (a) Effective January 3, 2000, the Company's Board of Directors approved the adoption of a stock option plan. The plan provides for the issuance of both incentive and non-qualified stock options, at the Board of Directors' discretion, to key employees, directors and consultants. The Company's policy is to grant options with a purchase price equivalent to market value at the time of the grant. 2,000,000 shares have been reserved for issuance under the plan. On January 3, 2000, 612,000 options were granted at a purchase price of $4.63. On January 20, 2000, a further 60,000 options were granted at a purchase price of $7.69.
        The options vest over a three year period and expire four years after the date of grant.

    (b) On February 18, 2000, the holders of the convertible debentures exercised their option, as described in note 3, to convert the debentures into common shares of the Company.

    (c) On February 24, 2000, the Company finalized an agreement to issue 250,000 common shares at $10 per share for gross proceeds of $2,500,000. The Company also issued warrants entitling the investors to purchase one additional share for every two shares owned. The warrants are exercisable during a two-year period at $12 per additional share purchased and may be called by the Company if certain financial conditions are met.

    (d) The following pro forma condensed consolidated balance sheet gives effect to the conversion of debentures and issuance of common shares described in notes 8(b) and 8(c) respectively, as though they had occurred on December 31, 1999:
    ----------------------------------------------------------------------------

                            December 31,        Pro forma
                                   1999        adjustments             Pro forma
    ----------------------------------------------------------------------------

    Assets

    Cash and cash
     equivalents          $   988,077            $ 2,500,000  8(c)   $3,488,077
    Other current
     assets                    74,169                   -                74,169
    Fixed assets (net)        455,919                   -               455,919
--------------------------------------------------------------------------------
                          $ 1,518,165            $ 2,500,000        $ 4,018,165
--------------------------------------------------------------------------------

    Liabilities and Stockholders' Equity

    Accounts payable
     and accrued
     liabilities          $    189,146           $      -           $   189,146
    Deferred revenue           400,007                  -               400,007
    Debentures payable       1,100,000            (1,100,000) 8(b)         -
    Stockholders' equity      (170,988)            1,100,000  8(b)    3,429,012
                                                   2,500,000  8(c)
    ----------------------------------------------------------------------------
                          $  1,518,165           $ 2,500,000        $ 4,018,165
    ----------------------------------------------------------------------------

EXHIBITS

Exhibit 21 - List of Subsidiaries

NetNation Communications Inc., a company incorporated under the laws of the Province of British Columbia, Canada, is wholly owned subsidiary of NetNation.

NetNation Communications UK Ltd., a company incorporated under the laws of the United Kingdom, is a wholly owned subsidiary of NetNation.

NetNation Communications (USA) Inc., a company incorporated under the laws of the
State of Delaware, is wholly owned subsidiary of NetNation.

DomainPeople Inc., a company incorporated under the laws of the State of Delaware, is wholly owned subsidiary of NetNation.