Form 10-K/A
period 1999-12-31
NETNATION COMMUNICATIONS INC
filed 2000-04-26
CIK 1091560

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K/A

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

                                     Form 10-K/A
                                  Table of Contents

Part   Item(s)                                                    Page No.
----   -------                                                   ---------

I      1        Business                                                 1
       2        Properties                                              25
       3        Legal Proceedings                                       25
       4        Submission of Matters to a Vote of Security Holders     25
II     5        Market for Registrant's Common Equity and Related
                 Stockholder Matters                                    25
       6        Selected Financial Data                                 27
       7        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    28
       7A       Quantitative and Qualitative Disclosure About
                  Market Risk                                           31
       8        Financial Statements and Supplementary Data             31
       9        Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                   31
III    10       Directors and Officers of the Registrant                32
       11       Executive Compensation                                  33
       12       Security Ownership of Certain Beneficial Owners         36
       13       Certain Relationships and Related Transactions          37
IV     14       Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                            38
                Signatures                                              39
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

PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

The following table contains information regarding the members of the Board of Directors and the Executive of the Company as of the Record Date:

--------------------------------------------------------------------------------
Name                     Age                      Position(s)
--------------------------------------------------------------------------------
David Talmor             42                    Chairman, President and Director
--------------------------------------------------------------------------------
Joseph Kibur             27                    COO and Director
--------------------------------------------------------------------------------
Ashley James Sinclair    51                    CEO and Director
--------------------------------------------------------------------------------
Ernest Cheung            49                    Director
--------------------------------------------------------------------------------
Anil Wirasekara          43                    Director
--------------------------------------------------------------------------------
Glen Ibbott              37                    CFO
--------------------------------------------------------------------------------
Jag Gill                 30                    General Counsel and Secretary
--------------------------------------------------------------------------------

All of the officers identified above serve at the discretion of the Board and have consented to act as officers of the Company. The biographies for the above individuals are presented below:

David Talmor is Chairman of the Board, President and Secretary of NetNation Communications, Inc., Delaware, U.S.A. Mr. Talmor vacated the position of Chief Executive Officer in January 2000 to allow for orderly succession within NetNation. Previously, he was appointed Chairman of the Board, President, Chief Executive Officer and Secretary of NetNation Communications, Inc., Delaware, U.S.A., in April 1999. Since March 1997, Mr. Talmor served as Director, Chief Executive Officer and President of the Canadian subsidiary of NetNation Communications, Inc. Mr. Talmor has over 15 years of business experience, both in Financial/Business roles (more recently), and in Electronics Engineering roles (Israeli Air Force, Eldat and Moldat). From 1996 to 1997, he was President of Minerva Ventures Management, Richmond, British Columbia, Canada, investigating suitable technological companies as investment and acquisition candidates. From 1994 to 1995, he was Business Development Manager of MacDonald Dettwiler & Associates Ltd., Richmond, British Columbia, Canada, (www.mda.ca), a Canadian company in the field of satellites' ground stations. Mr. Talmor qualified as a Certified Public Accountant (CPA) in Israel with Kesselman & Kesselman, Chartered Accountants, the country's largest accounting firm and associated with Coopers & Lybrand. Mr. Talmor received a BA in Economics and Accounting, a B.Sc. in Statistics and an MBA, all from Tel-Aviv University in 1985, 1985 and 1988 respectively. In addition, Mr. Talmor received an Electronics Diploma from both "The Technological Institute of Tel-Aviv" in 1976 and from "The Israeli Air-Force", IDF in 1978.

Joseph Kibur was appointed a Director and Chief Operating Officer of NetNation Communications, Inc., Delaware, U.S.A., in April 1999. Since March 1997 he served as Director, Chief Operating Officer and Secretary of the Canadian Subsidiary of NetNation Communications, Inc. From 1995 to 1997 Mr. Kibur operated his own Internet consulting business (Superhighway Consulting, Vancouver, British Columbia, Canada) until he co-founded the Canadian Subsidiary of NetNation Communications, Inc. with Mr. David Talmor. Prior, Mr. Kibur attended Simon Fraser University, Burnaby, British Columbia, Canada, and in 1996 obtained his Bachelor of Science (B.Sc.) degree in Management and Systems Science (Computer Science, Business and Mathematics).

Ashley James Sinclair was appointed Chief Executive Officer of NetNation Communications, Inc., Delaware, U.S.A., in January 2000 and a Director in October 1999. Previously he had served as Chief Financial Officer and Treasurer of NetNation Communications, Inc since June 1999. Prior to joining NetNation Communications, Inc, Mr. Sinclair served as Chief Financial Officer and Director of Telepost Communications Inc. a post production company in Vancouver, Canada for part of 1999. From 1994 to 1998, Mr. Sinclair was employed by Kolter

Corporation, Toronto, Canada, one of Canada's oldest private property management and real estate companies, and also by Kolter Corporation's subsidiaries as Vice President Finance of Brant Securities Limited, Toronto, Canada and Director Trade Finance and Acting Managing Director of Euro Canadian Bank & Trust Company Ltd., Nassau, Bahamas. Mr. Sinclair received his B.Math. from the University of Waterloo and an MBA from the University of Manitoba. His professional designations include a CA (Chartered Accountant) and CMA (Certified Management Accountant).

Ernest Cheung has served as Director of NetNation Communications, Inc., Delaware, since February 1999. Since 1996 he has been a Director of BIT Integration Technology, Inc. (ASE). From 1994 to 1996 he was Vice President of Finance and Director of BIT Integration Technology, Inc. of Toronto, Canada. From 1992 to 1995 he served as a Director of Tele Pacific International Communications Corp. (VSE). He has also served as a Director for Richco Investors, Inc. (CDN) since 1995. From 1993 to 1994 he was Vice Chairman, Tele Pacific International Communications Corp. of Vancouver, B.C., Canada. Mr. Cheung received an MBA in Finance and Marketing from Queen's University, in Kingston, Ontario in 1975, and obtained a Bachelors Degree in Math in 1973 from University of Waterloo, Ontario.

Anil Wirasekara has served as Director of NetNation Communications, Inc., Delaware, since October 1999. In 1992, Mr. Wirasekara joined MacDonald Dettwiler and Associates Ltd., one of Canada's largest space technology and information systems companies and a world leader in satellite mapping and spatial information services, as the Manager of Operations Accounting and Information, and in 1995 was appointed Chief Financial Officer. From 1988 to 1991, he was Controller and Secretary of Rainex Limited, a Vancouver company involved in project developments, technology transfers and international trade. Mr. Wirsasekara holds the designations of a Chartered Accountant and Certified Management Accountant. Mr. Wirasekara is also a member of the Chartered Institute of Management Accountants of the U.K., the Chartered Institute of Marketing and Management of the U.K. and the Institute of Chartered Accountants of Sri Lanka.

Glen Ibbott was appointed Chief Financial Officer of NetNation Communications, Inc. in January 2000. In 1999, Mr. Ibbott was Senior Manager-Internet & High Technology at KPMG, a world-leading accounting and consulting firm. Mr. Ibbott had responsibility for financial audits, start-up business incubation, project management and new business development in the Internet and e-commerce group of KPMG's Vancouver, Canada practice. During 1997-98, Mr. Ibbott was Manager of Financial Analysis and Reporting for Cymbolic Sciences Inc. a privately held U.S. company which develops and manufactures high resolution digital imaging systems. In 1996-97, Mr. Ibbott was Senior Financial Analyst for Pacific Forest Products Ltd., a $400 million publicly-traded logging and sawmilling company with 1,100 employees. During 1992-96, Mr. Ibbott was employed by KPMG and progressed within the firm to the position of Audit Manager. Mr. Ibbott is professionally qualified as a Certified Public Accountant (CPA) in the US and as a Chartered Accountant (CA) in Canada. He graduated with a Bachelor of Business Administration from Simon Fraser University in Canada.

Jag Gill was appointed General Counsel of NetNation Communications, Inc. in July 1999. During May 1997 to July 1999, Mr. Gill commenced his articling with Baker Newby, Abbotsford and became Associate Solicitor prior to joining NetNation. Mr. Gill attended Osgoode Hall Law School, York University, Toronto Ontario and graduated with a Bachelor of Laws in 1997. He received his Bachelor of Arts in Economics in 1993 from the University of Victoria in Canada.

Relationships Among Directors Or Executive Officers

There are no family relationships among any of the directors or executive officers of the Company.


ITEM 11:   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the Chief Executive Officer ("CEO") or individual acting in a similar capacity, and the four most highly compensated executive officers for the year ended December 31, 1999. The table includes executive compensation paid to the principals of the Canadian Subsidiary prior to it being acquired by the Company.

--------------------------------------------------------------------------------
Name and          Annual Compensation       Long Term Compensation
--------------------------------------------------------------------------------
Principal                                   Awards        Payout
Position                                    Restricted    Securities
(a)                                         Shares        Under       LTIP
                                   Other    Or            Options/    Payouts
                Salary    Bonus    Annual   Restricted    SARs        ($)
                (USD$)     ($)    Compens-  Share         Granted     (h)
        Year      (c)      (d)      ation   Units         ($)
         ***                         (e)    ($)            (g)
         (b)                                (f)
--------------------------------------------------------------------------------
David     1999**  109,029             -         -             -         -      -
          ----------------------------------------------------------------------
Talmor,   1998*    56,395    -        -         -             -         -      -
          ----------------------------------------------------------------------
Chairman, 1997*    21,542    -        -         -             -         -      -
          ----------------------------------------------------------------------
CEO,      1996*      -       -        -         -             -         -      -
President
and
Director
****
--------------------------------------------------------------------------------

* Compensation in these years precedes the acquisition of the Canadian Subsidiary by the Company, and accordingly the Principal Position and compensation columns relate to payments made by the Canadian Subsidiary and not the Company.

**    As the acquisition of the Canadian Subsidiary by the Company occurred on
April 7, 1999, the Principal Position and compensation prior to this relate to payments made by the Canadian Subsidiary and not the Company. Payments of $36,000 were made by the Canadian Subsidiary to Mr. Talmor with the remainder of the compensation for 1999 being paid by the Company.

***   The Company's fiscal year end was changed to December 31, in order to match the fiscal year end of the Canadian Subsidiary. The information in the above table is presented as at December 31 for each of the relevant years.

**** As noted above, Mr. Talmor vacated the position of CEO subsequent to the Company's year end. Mr. Talmor continues to hold the positions of Chairman, President and Director in 2000.

Option/SAR Grants or Exercises and Long Term Incentive Plan

There were no stock option grants, Stock Appreciation Rights (SAR's) grants, option/SAR exercises or Long Term Incentive Plans (LTIP's) awarded to the named executive officers in the last three financial years.

Defined benefit of actuarial plan

The Company does not have a defined benefit or actuarial plan in place.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are currently no employment contracts in place with the executive officers of the Company other than the standard employment agreements used for all employees. The Company intends to review its contracts with certain key individuals including the rights and obligations of the Company upon the resignation of an officer, or upon a change in control of the Company.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Mr. Talmor, Mr. Kibur and Mr. Sinclair. All of the members of the committees are executive officers, employees and directors of the Company.

Board Compensation committee report on executive compensation

The board has not prepared a report on executive compensation at this time.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company's common stock with the cumulative total return on The NASDAQ Composite Index and The NASDAQ Telecommunications Index. These two indices have been chosen for their relevance in assessing the performance of the company against that of companies in the same or similar lines of business. The period displayed commences on October 4, 1999, being the date that the Company became a fully reporting issuer on the Over-the-Counter Bulletin Board. The graph assumes an investment of $100 on October 4, 1999, and the reinvestment of any dividends.





                [GRAPHIC OMITED]







--------------------------------------------------------------------------------
                                4/10/1999   31/10/1999   30/11/1999   31/12/1999
--------------------------------------------------------------------------------
NetNation Communications, Inc.  $ 100.00    $  90.63     $ 100.00     $ 105.71
NASDAQ Composite Index          $ 100.00    $ 108.02     $ 121.49     $ 147.01
NASDAQ Telecom Index            $ 100.00    $ 118.69     $ 131.39     $ 158.55

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, executive officers and persons who own more than 10% of a registered class of the Company's securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater-than-10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 1999, its Directors, Executive Officers and greater-than-10% stockholders complied with all Section 16(a) filing requirements except for the Form 3, Initial Statement of Beneficial Ownership, filing for Anil Wiresekara which was filed 4 days after the required date.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 20, 2000 by

(i) each person or entity known by the Company to beneficially own more than 5% of the Common Stock;
(ii)  each Director of the Company;
(iii) each of the named Executive Officers of the Company; and
(iv)  all Directors and executive officers as a group.

Except as noted below, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

--------------------------------------------------------------------------------
Title of    Name and                    Amount of                 Percent of
Class       Address                     Beneficial                Class 2
                                        Ownership
--------------------------------------------------------------------------------
Common   David Talmor3                  4,500,000 1                29.21%
         Chairman, President, and
         Director
--------------------------------------------------------------------------------
Common   Joseph Kibur3                  4,500,000                  29.21%
         Chief Operating Officer
         and Director
--------------------------------------------------------------------------------
Common   Ernest Cheung                          0                  0%
         Director
         830-789 West Pender Street,
         Vancouver, British Columbia,
         V6C 1H2
--------------------------------------------------------------------------------
Common   Ashley James Sinclair3             36,000                 0.23%
         CEO and Director
--------------------------------------------------------------------------------
Common   Glen Ibbott3                       36,000                 0.23%
         CFO
--------------------------------------------------------------------------------
Common   Anil Wirasekara                         0                 0%
         Director
         13800 Commerce Parkway,
         Richmond, British Columbia,
         V6V 2J3
--------------------------------------------------------------------------------
Common   All Executive Officers and
         Directors as a Group            9,072,000                 58.88%
--------------------------------------------------------------------------------

1 2,250,000 common shares beneficially held by David Talmor are registered in the name of Shelley Talmor, wife.
2 Based on a total issued and outstanding share capital as at April 20, 2000 of 15,407,000 common shares.

3 The business address for the individuals indicated above is : 1410 - 555 West Hastings Street, Vancouver, British Columbia, Canada, V6B 4N6.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions with management or other parties occurred during the year that would otherwise be reported under this section.

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

NETNATION COMMUNICATIONS INC.
(Registrant)

By:    /s/ Ashley James Sinclair
--------------------------------------------
Ashley James Sinclair
Chief Executive Officer

Dated: April 24, 2000.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature          Title                                    Date


/s/ David Talmor         President and Chairman of the            April 24, 2000
-------------------
                         Board and Director
David Talmor


/s/ Ashley J. Sinclair   Chief Executive Officer and Director     April 24, 2000
-------------------
Ashley J. Sinclair       (Principal Executive Officer)


/s/ Joseph Kilur         Chief Operating Officer and Director     April 24, 2000
-------------------
Joseph Kibur


/s/ Anil Wirasekara       Director                                April 24, 2000
-------------------
Anil Wirasekara


/s/ Ernest Cheung         Director                                April 24, 2000
-------------------
Ernest Cheung


/s/ Glen Ibbott           Chief Financial Officer                 April 24, 2000
-------------------
Glen Ibbott               (Principal Accounting Officer)

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