Form 10-Q
period 2000-03-31
NETNATION COMMUNICATIONS INC
filed 2000-05-15
CIK 1091560

Form 10-Q

                                 --------------
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 ---------------

                                   (MARK ONE)

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2000

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

                         1410 - 555 WEST HASTINGS STREET
                  VANCOUVER, BRITISH COLUMBIA, CANADA, V6B 4N6
                    (Address of principal executive offices)
                                   (Zip Code)

                                  604/688-8946
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock outstanding as of May 15, 2000 was 15,407,000.

                         NETNATION COMMUNICATIONS, INC.


                                   FORM 10-Q
                                 MARCH 31, 2000

                                      INDEX


                                                                          PAGE
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Interim Consolidated Balance Sheets--March 31, 2000 (unaudited)
   and December 31, 1999 (audited)                                             3

   Interim Consolidated Statements of Operations and Deficit--Three-Month
   Periods Ended March 31, 2000 (unaudited) and 1999 (unaudited)               4

   Interim Consolidated Statement of Stockholders' Equity--Three-Month
   Period Ended March 31, 2000 (unaudited)                                     5

   Interim Consolidated Statements of Cash Flows--Three-Month Periods
   Ended March 31, 2000 (unaudited) and 1999 (unaudited)                       6

   Notes to Interim Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           11

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings                                                    11

Item 2.  Changes in Securities and Use of Proceeds                            12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12

                           PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           NETNATION COMMUNICATIONS, INC.

                         Interim Consolidated Balance Sheets
                             (Expressed in U.S. dollars)
                                                        March 31,   December 31,
                                                          2000           1999
                                                          ----           ----
                                                       (unaudited)    (audited)
                            ASSETS

Current assets:
  Cash and cash equivalents                             $3,172,595   $  988,077
  Accounts receivable                                       37,347       10,961
  Prepaid expenses and deposits                            141,706       63,208
  Prepaid domain name registration fees                    243,206         -
                                                         ---------    ---------

                                                         3,594,854    1,062,246

Prepaid domain name registration fees,
  non current portion                                       59,465         -

Fixed assets, net of accumulated depreciation
  of $176,686 (1999 - $134,885)                            949,580      455,919
                                                         ---------    ---------

                                                        $4,603,899   $1,518,165
                                                         =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities              $  454,576   $  189,146
  Deferred revenue                                         778,750      400,007
  Customer deposits                                         92,094         -
  Debentures payable                                          -       1,100,000
                                                         ---------    ---------

                                                         1,325,420    1,689,153

Deferred revenue, non current portion                       65,300         -

Stockholders' equity (deficit):
  Common stock
    Authorized:
     50,000,000 common shares with a par value
      of $0.0001 each
    Issued:
     15,407,000 (December 31, 1999 - 14,607,000)
      common shares                                          1,541        1,461
    Additional paid-in capital                           5,787,810    2,339,471
    Deferred compensation                                 (920,633)  (1,015,466)
    Deficit                                             (1,670,140)  (1,511,055)
    Accumulated other comprehensive income                  14,601       14,601
                                                         ---------    ---------

                                                         3,213,179     (170,988)
                                                         ---------    ---------

                                                        $4,603,899   $1,518,165
                                                         =========    =========


See accompanying notes to interim consolidated financial statements.

                             NETNATION COMMUNICATIONS, INC.

              Interim Consolidated Statements of Operations and Deficit
                                (Expressed in U.S. dollars)


                                                       Three month   Three month
                                                      period ended  period ended
                                                        March 31,     March 31,
                                                         2000           1999
                                                       -----------  ------------
                                                       (unaudited)  (unaudited)

Revenues                                               $ 1,414,732   $  425,891

Operating costs and expenses
   Cost of revenues                                        400,692      119,456
   Sales and marketing                                     682,960      194,439
   Office and administrative                               421,312      107,074
   Depreciation and amortization                            55,460        3,355
                                                         ---------    ---------

                                                         1,560,424      424,324
                                                         ---------    ---------

Earnings (loss) from operations                           (145,692)       1,567

Other expenses, net                                        (13,393)      (2,476)
                                                         ---------    ---------

Loss for the period                                       (159,085)        (909)

Deficit, start of period                                (1,511,055)    (156,568)
                                                         ---------    ---------

Deficit, end of period                                 $(1,670,140)  $ (157,477)
                                                        ==========    =========
Loss per share, basic and fully diluted                $     (0.01)  $     -
                                                        ==========    =========

Weighted average number of common shares
  outstanding, basic and fully diluted                  14,984,472    9,500,000


See accompanying notes to interim consolidated financial statements.

                               NETNATION COMMUNICATIONS, INC.

                   Interim Consolidated Statement of Stockholders' Equity
                                (Expressed in U.S. Dollars)

                           Three month period ended March 31, 2000
                                         (Unaudited)

                                                                   Accumulated
                                      Additional                         Other
                      Common Stock     Paid-In        Deferred    Comprehensive     Deficit           Total
                  ------------------
                    Shares   Amount     Capital   Compensation          Income
                  --------- --------    -------   ------------    ------------    -----------       -------
Balance at
  December 31,
   1999          14,607,000  $ 1,461   $2,339,471  $(1,015,466)   $  14,601      $(1,511,055)   $  (170,988)

Conversion of
 debentures to
 common stock       550,000       55    1,099,945         -            -                -         1,100,000

Proceeds from
 sale of common
 stock, net of
 offering costs     250,000       25    2,348,394         -            -                -         2,348,419

Amortization of
 deferred
 compensation          -        -            -          94,833         -                -            94,833

Net loss               -        -            -            -            -            (159,085)      (159,085)
                 ----------   ------    ---------   ----------     --------       ----------     ----------

Balance at
 March 31, 2000  15,407,000  $ 1,541   $5,787,810  $  (920,633)   $  14,601      $(1,670,140)   $ 3,213,179
                 ==========   ======    =========   ==========     ========       ==========     ==========


See accompanying notes to interim consolidated financial statements.

                               NETNATION COMMUNICATIONS, INC.

                       Interim Consolidated Statements of Cash Flows
                                 (Expressed in U.S. dollars)


                                                      Three month   Three month
                                                     period ended   period ended
                                                       March 31,      March 31,
                                                         2000            1999
                                                     ------------   ------------
                                                     (unaudited)    (unaudited)

Cash flows from operating activities:
  Net loss                                          $ (159,085)     $    (909)
  Items not involving cash:
   Depreciation and amortization                        55,460          3,355
   Amortization of deferred compensation                94,833           -
  Change in operating assets and liabilities:
   Accounts receivable                                 (26,386)         4,461
   Prepaid expenses and deposits                       (78,498)          (175)
   Prepaid domain name registration fees              (302,671)          -
   Accounts payable and accrued liabilities            265,430         61,842
   Deferred revenue                                    444,043         14,489
   Customer deposits                                    92,094           -
                                                      --------      ---------

   Net cash provided by operating activities           385,220         83,063
                                                      --------      ---------

Cash flows from investing activities:
  Purchase of fixed assets                            (549,121)       (47,852)
                                                      --------      ---------

Net cash used in investing activities                 (549,121)       (47,852)
                                                      --------      ---------

Cash flows from financing activities:
  Proceeds from sale of common stock,
    net of offering costs                            2,348,419          5,482
  Stock redemption premium paid                           -           (22,974)
  Payable to stockholders                                 -             7,125
                                                      --------      ---------

Net cash provided by (used in) financing
  activities                                         2,348,419        (10,367)
                                                      --------      ---------

Net increase in cash and cash equivalents            2,184,518         24,844

Cash and cash equivalents, beginning of period         988,077         45,938
                                                      --------      ---------

Cash and cash equivalents, end of period            $3,172,595     $   70,782
                                                     =========      =========


Supplemental disclosure:
  Non-cash transaction
  Conversion of debentures into common stock        $1,100,000     $     -

  Cash paid for
  Interest                                          $      142     $    1,958


See accompanying notes to interim consolidated financial statements.

                             NETNATION COMMUNICATIONS, INC.

                      Notes to Consolidated Financial Statements
                               (Expressed in U.S. dollars)

                   Three month periods ended March 31, 2000 and 1999
                                        (Unaudited)


GENERAL:

NetNation Communications, Inc. (the "Company") was incorporated on May 7, 1998 under the laws of the State of Delaware as Collectibles Entertainment Inc. ("Collectibles").

On April 7, 1999, Collectibles acquired all of the outstanding common shares of NetNation Communications Inc. ("the Canadian Subsidiary"). As Collectibles was inactive at the time of the transaction, this issuance has been accounted for as a capitalization of the Canadian Subsidiary, effectively as if the Canadian Subsidiary issued common shares to acquire the net monetary assets of Collectibles. As such, the statements of operations and deficit and cash flows reflect the results for the Canadian Subsidiary from incorporation on February 19, 1997 to April 7, 1999. From April 7, 1999, the results of the Canadian Subsidiary are included on a consolidated basis with those of Collectibles. Subsequent to the transaction, Collectibles changed its name to NetNation Communications, Inc.

The Company's principal business activities are the provision of web-site hosting, domain name registration, and related services to small and medium sized businesses.

1.  BASIS OF PRESENTATION

These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for fair presentation of the financial results for interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's annual audited financial statements. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

These consolidated financial statements include the accounts of NetNation Communications, Inc. and its wholly-owned subsidiaries, the Canadian Subsidiary, NetNation Communications (UK) Inc., NetNation Communications (USA) Inc., and DomainPeople Inc. All significant intercompany accounts and transactions have been eliminated.

2.  SIGNIFICANT ACCOUNTING POLICIES:

(a) Revenue recognition:

    Revenue is recognized as web-site hosting, domain name registration and related services are provided. Amounts billed in advance of the provision of services are deferred and recorded as revenue on a straight-line basis over the term of service or registration.

(b) Prepaid domain name registration fees:

    Prepaid domain name registration fees represents the amounts paid to the registry for generic top level domains for updating and maintaining the registry. Domain name registration fees paid are deferred and charged to income on a straight-line basis over the registration term, which can range from 1 to 10 years.

                             NETNATION COMMUNICATIONS, INC.

                      Notes to Consolidated Financial Statements
                               (Expressed in U.S. dollars)

                   Three month periods ended March 31, 2000 and 1999
                                        (Unaudited)


3.  COMMITMENTS:

In March 2000, the Company entered into a seven year lease for a data center facility in San Diego as part of its expansion plans. The Company is committed to total operating lease payments for all of its facilities in 2000, 2001, 2002, 2003 and thereafter of approximately $330,000, $434,000, $317,000, $258,000 and
$960,000, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Our company was incorporated under the laws of the State of Delaware on May 7, 1998, under the name Collectibles Entertainment Inc. ("Collectibles") for the purpose of operating an online sports card and other tradeable memorabilia distribution business. We entered into the Web hosting business through the acquisition of NetNation Communications Inc. ("the Canadian Subsidiary"). The Canadian Subsidiary was a private company incorporated under the laws of the Province of British Columbia, Canada on February 19, 1997. The Canadian Subsidiary became a wholly owned subsidiary on April 7, 1999 pursuant to an agreement between the shareholders of the Canadian Subsidiary and Collectibles (the "Share Purchase Agreement"). Pursuant to the Share Purchase Agreement, Collectibles acquired 9,000,000 Class A common shares and 1,000,000 Class B preferred shares of the Canadian Subsidiary, being all of the issued and outstanding shares of the Canadian Subsidiary. The purchase price for the shares of the Canadian Subsidiary was $1,000,000 in Canadian currency, which was paid by the issuance of 10,000,000 common shares of Collectibles. On April 14, 1999, Collectibles changed its name to NetNation Communications, Inc.

We currently have four wholly-owned subsidiaries: NetNation Communications (USA) Inc., the Canadian Subsidiary, NetNation Communications (UK) Inc., and DomainPeople Inc.

We are an internet infrastructure solutions provider focused on meeting the needs of small and medium-sized enterprises ("SMEs") and individuals who are establishing a commercial or informational presence on the Internet. We compete in the shared and dedicated web hosting, server co-location and domain name registration markets. Our products and services are sold worldwide, directly to customers and through VARs (Value Added Resellers).

In May 1999, we were selected as an official registrar of domain names by ICANN. The accreditation allowed us to register top-level domain names ("TLD's") ending in .com, .net and .org, which account for between 50% - 75% of the world's Internet addresses. We became operational as a domain name registrar late in December of 1999.

RESULTS OF OPERATIONS

Revenue

Historically, the majority of our revenues have been derived from the provision of web hosting services. Our web hosting customers normally pay a set-up fee plus regular charges, either monthly, quarterly or annually, thereafter. We offer a variety of hosting packages in addition to a number of value-added services and products. This enables customers to easily select and modify a solution that precisely meets their individual requirements.

Our accreditation as an official registrar of domain names has enabled us to register domain names without the involvement of an intermediary. As an accredited registrar, we have assumed responsibility for ensuring that we supply current information obtained from our customers to the central registry.

Amounts billed in advance of the provision of domain name registration services are deferred and recorded as revenue on a straight-line basis over the term of registration. The unrecognized portion of the fees have been recorded as deferred revenue.

Domain name registration fees vary depending upon the term of the registration. We have experienced an average initial term of domain name registration of approximately 1.6 years.

The following table compares the composition of revenues for the three months ended March 31, 2000 to the three months ended March 31, 1999:

Revenues                                            Three months ended March 31,
                                                    ----------------------------
                                                          2000          1999
                                                    ----------------------------
  Shared hosting                                           68%           88%
  Domain name registration                                 24%            9%
  Dedicated hosting                                         3%            0%
  Server co-location                                        5%            3%
                                                    ----------------------------
Total revenue                                             100%          100%
                                                    ----------------------------

The majority of our revenues for the three months ended March 31, 2000 were generated from the provision of shared web hosting and domain name registration services to SMEs. Due to the method of revenue recognition for domain name registration, only a portion of the amount charged was recognized as revenue in the current quarter. The current portion of deferred revenue on the balance sheet as at March 31, 2000 includes $410,603 of domain name registration revenue. The non-current portion of deferred revenue on the balance sheet as at March 31, 2000 relates entirely to domain name registration revenue.

Revenues from dedicated and co-located hosting increased as a percentage of revenue for the three months ended March 31, 2000. These services have historically been relatively minor contributors. We have, however, experienced stronger demand for them during the three months ended March 31, 2000.

Total revenue increased 232% from $425,891 for the three months ended March 31, 1999 to $1,414,732 for the three months ended March 31, 2000. The number of sites hosted increased 141%, from approximately 5,400 as at March 31, 1999 to over 13,000 as at March 31, 2000. Our partnership arrangements and reseller network, coupled with a targeted sales and marketing effort will continue to enhance our growth in the future. We also intend to grow our revenues through the acquisition of high-quality, strategically important web hosting providers.

Cost of revenues

Cost of revenues includes the cost of bandwidth, domain name registration fees paid to the central registry, salaries directly related to the provision of hosting and domain name registration services, and other related costs. Domain name registration fees paid to the central registry are recognized as an expense over the term of registration.

Cost of revenues increased 235% from $119,456 for the three months ended March 31, 1999 to $400,692 for the three months ended March 31, 2000. This growth parallels the increase in revenues for the three months ended March 31, 2000 compared to the three months ended March 31,1999. It also reflects the additional investment in equipment and staff that we have made during recent quarters.

Sales and marketing expense

Sales and marketing expense consists mainly of salaries, bonuses, commissions and advertising costs. Our advertising is focused in media types that we believe best engage the attention of our target market, SMEs.

Sales and marketing expense increased 251% from $194,439 for the three months ended March 31, 1999 to $682,960 for the three months ended March 31, 2000. Advertising expenditures are a significant driver of our web hosting and domain name registration businesses. The increase in the level of expenditures in this area during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 is in line with our plans to continue growing our customer base. With new product offerings coming online in 2000, we are actively pursuing additional avenues to reach our target market. This may include strategic acquisitions and partnerships.

Office and administrative expense

Office and administrative expense includes rent and general office costs as well as the cost of professional advisors, media relations and investor relations. Office and administrative expense increased 293% from $107,074 for the three months ended March 31, 1999 to $421,312 for the three months ended March 31, 2000. The increase was due mainly to the additional costs of professional advisors, media relations and investor relations that are normally associated with public companies. There were no comparable costs for the three months ended March 31, 1999.

Expenditures on office and administrative items will continue to increase in dollar amounts but are expected to decrease as a percentage of total revenue as revenue growth outpaces the increase in administrative costs.

Depreciation and amortization

Depreciation and amortization increased 1,533% from $3,355 for the three months ended March 31, 1999 to $55,460 for the three months ended March 31, 2000. This increase is related to greater expenditures on data center and computer equipment during the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our business strategy includes the raising of additional capital during 2000 which will be used to make strategic acquisitions, build or expand data centers, fund marketing campaigns and provide working capital. Our financing strategy calls for the minimization of debt financing in favor of equity financing whenever feasible. We may use a combination of both private and public equity investment in the future.

We were able to raise the capital required for the growth in revenues during early 1999 through private investment. On April 12, 1999, after the acquisition of the Canadian Subsidiary, we raised $1,100,000 through the sale of two Series A Convertible Debentures and on February 18, 2000 the debentures were converted into 550,000 shares of common stock at the direction of the debenture holders. Also during 1999, we raised $900,000 through a private placement of 450,000 shares of common stock at $2.00 per share.

On March 3, 2000, we completed a private placement of 250,000 units at $10 per share for gross proceeds of $2,500,000. Each unit included warrants entitling the investors to purchase one additional share for every two shares they already own. The warrants are exercisable during a two-year period at $12 per additional share purchased. We may require the exercise of the warrants during this time period if certain financial conditions are met, in which case we will receive an additional $1,500,000 and will issue a further 125,000 shares of common stock.

During the three months ended March 31, 2000, our operating activities provided net cash of $385,220 compared to net cash provided by operating activities of $83,063 for the three month period ended March 31, 1999. The main drivers were the increase in deferred revenue related to domain name registration and web hosting services and the increase in trade accounts payable. These factors were partially offset by the increase in prepaid domain name registration fees.

Significant fixed asset purchases during the three months ended March 31, 2000 increased the net cash used in investing activities to $549,121 compared to $47,852 for the three months ended March 31, 1999. The higher level of expenditures related mainly to the upgrading of our Vancouver data center to enable it to scale to anticipated demand. Similar costs may be incurred in the future for building or expanding additional data centers.

Net cash provided by financing activities was $2,348,419 for the three months ended March 31, 2000 compared to net cash used in financing activities of $10,367 for the three months ended March 31, 1999. The increase reflects the proceeds we raised through the private placement which occurred during the three months ended March 31, 2000. No comparable activity occurred during the three month period ended March 31, 1999 as we were in the process of acquiring the Canadian Subsidiary, which was completed in April 1999.

As at March 31, 2000, we have cash and cash equivalents on hand of $3,172,595 compared to $70,782 as at March 31, 1999. The significant increase reflects the financing activities undertaken and the positive cash flows from operations during the three months ended March 31,2000. The funds on hand as at March 31, 2000 will be used to make strategic acquisitions, build or expand data centers, fund marketing campaigns and provide working capital. We will continue to seek additional equity financing when required provided that the equity market conditions are acceptable.

FORWARD-LOOKING STATEMENTS

The statements included in the discussion and analysis above that are not historical or factual are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). The safe harbor provisions provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, apply to forward-looking statements made by the Company. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "intends, " "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward-looking statements addressing the timing, costs and scope of expansion of operations or investments and other matters contained herein or therein from time to time regarding matters that are not historical facts, are only predictions. No assurance can be given that future results indicated, whether expressed or implied, will be achieved. These forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which may or may not be realized. Because of the number and range of the assumptions underlying Company's forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions will not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and results achieved during the period covered by any particular forward-looking statements may differ substantially from those projected. Consequently, the inclusion of forward-looking statements are not and should not be regarded as a representation by the Company, or any other person, that these statements will be realized. The actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained in this report will prove to be accurate.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes in the quantitative and qualitative disclosures about market risk have occurred from the discussion contained in our report on Form 10-K/A for the year ended December 31, 1999, which was filed with the Commission on April 26, 2000.


                       PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 3, 2000, the Company finalized an agreement to issue 250,000 units at $10 per unit to a group of investors including a leading Swiss investment bank. Each unit consisted of one common share and one-half of a share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at a price of $12 for a period of two years. Transaction fees and expenses related to the sale were $151,831. The Company may require the exercise of the warrants during this time period if certain financial conditions are met, in which case the Company will receive an additional $1,500,000 and will issue a further 125,000 shares of common stock. The certificates representing the common shares forming part of the units and the common shares issued upon exercise of the warrants will bear a legend in accordance with Rule 144 promulgated under the Securities Act of 1933 and may not be transferred or resold except in accordance with Rule 144.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   See attached exhibit 27

(b)   Reports on Form 8-K

On April 14, 2000, the Company filed a Current Report on Form 8-K, dated March 3, 2000. The Current Report included as an exhibit a press release issued by the Company announcing the issue of 250,000 units at $10 per unit to a group of investors including a leading Swiss investment bank. Each unit consisted of one common share and one-half of a share purchase warrant, exercisable at a price of $12 for a period of two years.

On April 14, 2000, the Company filed a Current Report on Form 8-K, dated March 31, 2000. The Current Report included as an exhibit a press release issued by the Company announcing that the Company had been approved for listing on the NASDAQ SmallCap Market and would trade under the ticker symbol NNCI.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NETNATION COMMUNICATIONS, INC.

Date: May 15, 2000                     /s/ ASHLEY JAMES SINCLAIR
                                       -----------------------------------------
                                       Ashley James Sinclair
                                       Chief Executive Officer

Date: May 15, 2000                     /s/ GLEN IBBOTT
                                       -----------------------------------------
                                       Glen Ibbott
                                       Chief Financial Officer

                                INDEX TO EXHIBIT


EXHIBIT
NUMBER                             DESCRIPTION
-------------                  -------------------

27                            Financial Data Schedule