Form 10QSB
period 2000-06-30
NETNATION COMMUNICATIONS INC
filed 2000-08-14
CIK 1091560

Form 10-Q

                              --------------
                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                              --------------

                               (MARK ONE)

  [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

                              --------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM TO

                              --------------

                     COMMISSION FILE NUMBER: 000-26881

                              --------------

                       NETNATION COMMUNICATIONS, INC.

              ----------------------------------------------
           (Exact name of registrant as specified in its charter)

            DELAWARE                                   33-08034 38
  (State or other jurisdiction of              (I.R.S. Employer I.D. No.)
   incorporation or organization)

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

The number of shares of the registrant's Common Stock outstanding as of August 14, 2000 was 15,407,000.

                         NETNATION COMMUNICATIONS, INC.


                                     FORM 10-Q
                                   JUNE 30, 2000

                                        INDEX


                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

    Consolidated Balance Sheets--June 30, 2000 (unaudited)
     and December 31, 1999 (audited)                                          3

    Consolidated Statements of Operations and Deficit--Three-Month
     And Six-Month Periods Ended June 30, 2000 (unaudited) and 1999
     (unaudited)                                                              4

    Consolidated Statement of Stockholders' Equity--Six-Month
    Period Ended June 30, 2000 (unaudited)                                    5

    Consolidated Statements of Cash Flows--Six-Month Periods
     Ended June 30, 2000 (unaudited) and 1999 (unaudited)                     6

    Notes to Consolidated Financial Statements                                7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         11

PART II.   OTHER INFORMATION

Item 1.   Legal proceedings                                                  11

Item 2.   Changes in Securities and Use of Proceeds                          12

Item 3.   Defaults Upon Senior Securities                                    12

Item 4.   Submission of Matters to a Vote of Security Holders                12

Item 5.   Other Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          NETNATION COMMUNICATIONS, INC.

                            Consolidated Balance Sheets
                            (Expressed in U.S. dollars)

                                                         June 30,   December 31,
                                                           2000        1999
                                                       ------------ ------------
                                                       (unaudited)   (audited)
                            ASSETS

Current assets:
  Cash and cash equivalents                            $ 2,640,450  $   988,077
  Accounts receivable                                      173,695       10,961
  Prepaid expenses and deposits                            162,427       63,208
  Prepaid domain name registration fees                    412,744         -
                                                        ----------   ----------

                                                         3,389,316    1,062,246

Prepaid domain name registration fees,
  non current portion                                      100,019         -

Fixed assets, net of accumulated depreciation
  of $298,125 (1999 - $134,885)                          1,398,444      455,919
                                                        ----------   ----------

                                                       $ 4,887,779  $ 1,518,165
                                                        ==========   ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities             $   687,748  $   189,146
  Deferred revenue                                       1,099,850      400,007
  Customer deposits                                         88,914         -
  Debentures payable                                          -       1,100,000
                                                        ----------   ----------

                                                         1,876,512    1,689,153

Deferred revenue, non current portion                      164,769         -

Stockholders' equity (deficit):
  Common stock
    Authorized:
      50,000,000 common shares with a par value of
      $0.0001 each
    Issued:
      15,407,000 (December 31, 1999 - 14,607,000)
      common shares                                          1,541        1,461
  Additional paid-in capital                             5,787,810    2,339,471
  Deferred compensation                                   (825,800)  (1,015,466)
  Deficit                                               (2,131,654)  (1,511,055)
  Accumulated other comprehensive income                    14,601       14,601
                                                        ----------   ----------

                                                         2,846,498     (170,988)
                                                        ----------   ----------

                                                       $ 4,887,779  $ 1,518,165
                                                        ==========   ==========


See accompanying notes to consolidated financial statements.

                          NETNATION COMMUNICATIONS, INC.

               Consolidated Statements of Operations and Deficit
                          (Expressed in U.S. dollars)


                       Three months ended June 30,     Six months ended June 30,
                            2000              1999          2000            1999
                      ----------        ----------    ----------      ----------
                     (unaudited)       (unaudited)   (unaudited)     (unaudited)

Revenues             $ 1,423,387       $   484,308   $ 2,838,119    $   910,199

Operating costs
  and expenses
   Cost of revenues      499,114           147,420       894,192        266,876
   Sales and
     marketing           597,269           338,296     1,280,229        532,735
   Office and
    administrative       686,683           225,026     1,113,608        332,100
   Depreciation and
    amortization         103,407            16,018       158,867         19,373
                      ----------        ----------    ----------     ----------

                       1,886,473           726,760     3,446,896      1,151,084
                      ----------        ----------    ----------     ----------

Loss from operations     463,086           242,452       608,777        240,885

Other income
  (expense), net           1,572           (31,448)      (11,822)       (33,924)
                      ----------        ----------    ----------     ----------

Loss for the period      461,514           273,900       620,599        274,809

Deficit, start
  of period            1,670,140           157,477     1,511,055        156,568
                      ----------        ----------    ----------     ----------

Deficit, end
  of period          $ 2,131,654       $   431,377   $ 2,131,654    $   431,377
                      ==========        ==========    ==========     ==========

Loss per share,
  basic and diluted  $      0.03       $      0.03   $      0.04    $      0.03
                      ==========        ==========    ==========     ==========

Weighted average
  number of common
  shares outstanding,
  basic and diluted   15,407,000        10,397,033    15,179,928      9,950,994
                      ==========        ==========    ==========     ==========


See accompanying notes to consolidated financial statements.

                          NETNATION COMMUNICATIONS, INC.

                  Consolidated Statement of Stockholders' Equity
                            (Expressed in U.S. Dollars)

                        Six month period ended June 30, 2000
                                     (Unaudited)

                                                                             Accumulated
                                               Additional                          Other
                         Common Stock             Paid-In       Deferred   Comprehensive
                    Shares        Amount          Capital   Compensation          Income          Deficit                   Total
                    ------        ------      -----------   ------------          -------      ----------        ----------------
Balance, December
  31, 1999         14,607,000   $   1,461     $ 2,339,471      $(1,015,466)      $   14,601    $(1,511,055)        $  (170,988)

Conversion of
  debentures to
  common stock        550,000          55       1,099,945             -                -              -              1,100,000

Proceeds from sale
  of common stock,
  net of offering
  costs               250,000          25       2,348,394             -                -              -              2,348,419

Amortization of
  deferred
  compensation           -           -               -             189,666             -              -                189,666

Net loss                 -           -               -                -                -          (620,599)           (620,599)
                   ----------    --------      ----------       ----------        ---------     ----------          ----------

Balance at
 June 30, 2000     15,407,000   $   1,541     $ 5,787,810      $  (825,800)      $   14,601    $(2,131,654)        $ 2,846,498
                   ==========    ========      ==========       ==========        =========     ==========          ==========


See accompanying notes to consolidated financial statements.

                          NETNATION COMMUNICATIONS, INC.

                      Consolidated Statements of Cash Flows
                           (Expressed in U.S. dollars)


                                                        Six month    Six month
                                                      period ended  period ended
                                                         June 30,   December 31,
                                                           2000        1999
                                                      ------------  ------------
                                                       (unaudited)   (audited)
                            ASSETS

Cash flows from operating activities:
  Net loss                                             $  (620,599) $  (274,809)
Items not involving cash:
   Depreciation and amortization                           158,867       19,373
   Amortization of deferred compensation                   189,666         -
Change in operating assets and liabilities:
   Accounts receivable                                    (162,734)     (42,692)
   Prepaid expenses and deposits                           (99,219)     (15,462)
   Prepaid domain name registration fees                  (512,763)        -
   Accounts payable and accrued liabilities                498,602      263,274
   Deferred revenue                                        864,612      223,026
   Customer deposits                                        88,914         -
                                                        ----------   ----------

   Net cash provided by operating activities               405,346      172,710
                                                        ----------   ----------

Cash flows from investing activities:
  Acquisition of fixed assets                           (1,101,392)    (394,210)
                                                        ----------   ----------

     Net cash used in investing activities              (1,101,392)    (394,210)
                                                        ----------   ----------

Cash flows from financing activities:
  Proceeds from sale of common stock, net of
    offering costs                                       2,348,419      888,256
  Issue of Series A Convertible Debentures                    -       1,100,000
  Repurchase of shares                                        -         (10,204)
  Stock redemption premium paid                               -         (24,060)
  Payable to stockholders                                     -          10,625
                                                        ----------   ----------

     Net cash provided by financing activities           2,348,419    1,964,617
                                                        ----------   ----------

Net increase in cash and cash equivalents                1,652,373    1,743,117

Cash and cash equivalents, beginning of period             988,077       23,099
                                                        ----------   ----------

Cash and cash equivalents, end of period               $ 2,640,450  $ 1,766,216
                                                        ==========   ==========


Supplemental disclosure:
  Non-cash transaction
    Conversion of debentures into common stock         $ 1,100,000  $      -

  Cash paid for
    Interest                                           $       142  $     1,958


See accompanying notes to consolidated financial statements.

                          NETNATION COMMUNICATIONS, INC.

                    Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                   Six month periods ended June 30, 2000 and 1999
                                    (Unaudited)

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

1.  BASIS OF PRESENTATION:

    These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for fair presentation of the financial results for interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's annual audited financial statements. Reference should be made to those statements included with the Company's annual report filed with Form 10-K/A. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

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

3.  COMMITMENTS:

    The Company is committed to total operating lease payments for all of its facilities in 2000, 2001, 2002, 2003 and thereafter of approximately $300,000, $434,000, $317,000, $258,000 and $960,000, respectively.


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

Domain name registration fees vary depending upon the term of the registration. We have experienced an average initial term of domain name registration of approximately 1.3 years.

The following table compares the composition of revenues for the six months ended June 30, 2000 to the six months ended June 30, 1999 and the three months ended June 30, 2000 to the three months ended June 30, 1999:

Revenues             Six months ended June 30,    Three months ended June 30,
              ------------------------------------------------------------------
                           2000           1999            2000           1999
              ------------------------------------------------------------------
  Shared hosting            61%            87%             54%            86%
              ------------------------------------------------------------------
  Domain name
   registration             26%            10%             28%            11%
  Dedicated hosting          6%            ---              8%            ---
  Server co-location         7%             3%             10%             3%
              ------------------------------------------------------------------
Total revenue              100%           100%            100%           100%
              ------------------------------------------------------------------

The majority of our revenues for the three months ended June 30, 2000 were generated from the provision of shared web hosting and domain name registration services to SMEs. Due to the method of revenue recognition for domain name registration, only a portion of the amount charged was recognized as revenue in the current quarter. The current portion of deferred revenue on the balance sheet as at June 30, 2000 includes $680,204 of domain name registration revenue. The non current portion of deferred revenue on the balance sheet as at June 30, 2000 relates entirely to domain name registration revenue.

Revenues from dedicated and co-located hosting increased as a percentage of revenue for the three months ended June 30, 2000. These services have historically been relatively minor contributors. We have, however, experienced stronger demand for them during 2000.

Total revenue increased 194% from $484,308 for the three months ended June 30, 1999 to $1,423,387 for the three months ended June 30, 2000 and total revenue increased 212 % from $910,199 for the six months ended June 30, 1999 to $2,838,119 for the six months ended June 30, 2000. The number of sites hosted increased 117%, from approximately 6,000 as at June 30, 1999 to over 13,000 as at June 30, 2000. Our partnership arrangements and reseller network, coupled with a targeted sales and marketing effort will enhance our revenue growth in the future. We also intend to grow our revenues through the acquisition of high-quality, strategically important web hosting providers and domain name registrars.

Cost of revenues

Cost of revenues includes the cost of bandwidth, domain name registration fees paid to the central registry, salaries directly related to the provision of hosting and domain name registration services, and other related costs. Domain name registration fees paid to the central registry are recognized as an expense over the term of registration.

Cost of revenues increased 239% from $147,420 for the three months ended June 30, 1999 to $499,114 for the three months ended June 30, 2000 and increased 235% from $266,876 for the six months ended June 30, 1999 to $894,192 for the six months ended June 30, 2000. This growth parallels the increase in revenues for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999. It also reflects the additional investment in equipment and staff that we have made during recent quarters.

Sales and marketing expense

Sales and marketing expense consists mainly of salaries, bonuses, commissions and advertising costs. Our advertising is focused in media types that we believe best engage the attention of our target market, SMEs.

Sales and marketing expense increased 77% from $338,296 for the three months ended June 30, 1999 to $597,269 for the three months ended June 30, 2000 and 140% from $532,735 for the six months ended June 30, 1999 to $1,280,229 for the six months ended June 30, 2000. Advertising expenditures are a significant driver of our web hosting and domain name registration businesses. The increase in the level of expenditures in this area during the three and six months ended June 30, 2000 compared to the three months ended June 30, 1999 is in line with our plans to continue growing our customer base. With new product offerings coming online in 2000, we are actively pursuing additional avenues to reach our target market. This may include strategic acquisitions and partnerships.

Office and administrative expense

Office and administrative expense includes rent and general office costs as well as the cost of professional advisors, media relations and investor relations. Office and administrative expense increased 205% from $225,026 for the three months ended June 30, 1999 to $686,683 for the three months ended June 30, 2000 and 235% from $332,100 for the six months ended June 30, 1999 to $1,113,608 for the six months ended June 30, 2000. The increase was due mainly to the additional costs of professional advisors, media relations and investor relations that are normally associated with public companies. For the three and six month periods ended June 30, 1999, comparable costs began in April 1999.

Expenditures on office and administrative items will continue to increase in dollar amounts but are expected to decrease as a percentage of total revenue as revenue growth outpaces the increase in administrative costs.

Depreciation and amortization

Depreciation and amortization increased 546% from $16,018 for the three months ended June 30, 1999 to $103,407 for the three months ended June 30, 2000 and 720% from $19,373 for the six months ended June 30, 1999 to $158,867 for the six months ended June 30, 2000. This increase is related to greater expenditures on data center and computer equipment during the six months ended June 30, 2000.

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

During the six months ended June 30, 2000, our operating activities provided net cash of $405,346 compared to net cash provided by operating activities of $172,710 for the six month period ended June 30, 1999. The main factors were the increase in revenue related to domain name registration and web hosting services and the increase in the level of trade accounts payable. These factors were partially offset by the increase in domain name registration fees.

Significant fixed asset purchases during the six months ended June 30, 2000 increased the net cash used in investing activities to $1,101,392 compared to $394,210 for the six months ended June 30, 1999. The higher level of expenditures related mainly to the upgrading of our Vancouver network and data center to enable it to scale to anticipated demand and to meet the requirements of higher-revenue customers. Similar costs may be incurred in the future for building or expanding the Company's infrastructure.

Net cash provided by financing activities was $2,348,419 for the six months ended June 30, 2000 compared to $1,964,617 for the six months ended June 30, 1999. Both amounts reflect proceeds we raised through private placement.

As at June 30, 2000, we have cash and cash equivalents on hand of $2,640,450 compared to $1,766,216 as at June 30, 1999. The increase reflects the financing activities undertaken and the positive cash flows from operations during the six months ended June 30, 2000. The funds on hand as at June 30, 2000 will be used to make strategic acquisitions, build or expand data centers, fund marketing campaigns and provide working capital. We will continue to seek additional equity financing when required provided that the equity market conditions are acceptable.

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

None.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NETNATION COMMUNICATIONS, INC.

Date: August 14, 2000                      /s/ Ashley James Sinclair
                                           -------------------------------------
                                           Ashley James Sinclair
                                           Chief Executive Officer

Date: August 14, 2000                      /s/ Glen Ibbott
                                           -------------------------------------
                                           Glen Ibbott
                                           Chief Financial Officer



                                   INDEX TO EXHIBIT


EXHIBIT
NUMBER          DESCRIPTION
-------------   -------------------

27              Financial Data Schedule