Form 10-Q
period 2000-09-30
NETNATION COMMUNICATIONS INC
filed 2000-11-14
CIK 1091560

Form 10-Q
                                 --------------
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 ---------------

                                   (MARK ONE)

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2000

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

                         1410 - 555 WEST HASTINGS STREET
                   VANCOUVER, BRITISH COLUMBIA, CANADA, V6B4N6
              (Registrant's telephone number, including area code)

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

The number of shares of the registrant's Common Stock outstanding as of November 14, 2000 was 15,290,321.

                         NETNATION COMMUNICATIONS, INC.


                                    FORM 10-Q
                               SEPTEMBER 30, 2000

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statement

    Consolidated Balance Sheets-September 30, 2000 (unaudited)
    and December 31, 1999 (audited)                                            3

    Consolidated Statements of Operations and Deficit--Three-Month
    And Nine-Month Periods Ended September 30, 2000 (unaudited) and
    1999 (unaudited)                                                           4

    Consolidated Statement of Stockholders' Equity-Nine-Month
    Period Ended September 30, 2000 (unaudited)                                5

    Consolidated Statements of Cash Flows--Nine-Month Periods
    Ended September 30, 2000 (unaudited) and 1999 (unaudited)                  6

    Notes to Consolidated Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           12

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings                                                    12

Item 2.  Changes in Securities and Use of Proceeds                            12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     13

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NETNATION COMMUNICATIONS, INC.

                           Consolidated Balance Sheets
                           (Expressed in U.S. dollars)

                                                September 30,     December 31,
                                                     2000             1999
                                               ---------------- ----------------
                                                  (unaudited)       (audited)
                      ASSETS

Current assets:
   Cash and cash equivalents                       $ 1,109,188      $   988,077
   Accounts receivable                                  55,159           10,961
   Prepaid expenses and deposits                       814,987           63,208
   Prepaid domain name registration fees               511,601             -
                                                    ----------       ----------
                                                     2,490,935        1,062,246

Prepaid domain name registration fees,
  non current portion                                  124,308             -

Fixed assets, net of accumulated depreciation
  of $407,290 (1999 - $134,885)                      1,331,279          455,919
                                                    ----------       ----------
                                                   $ 3,946,522      $ 1,518,165
                                                    ==========       ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued liabilities        $   576,842      $   189,146
   Deferred revenue                                  1,152,530          400,007
   Customer deposits                                    66,034             -
   Debentures payable                                     -           1,100,000
                                                    ----------       ----------
                                                     1,795,406        1,689,153

Deferred revenue, non current portion                  248,032             -

Stockholders' equity (deficit):
  Common stock
    Authorized:
     50,000,000 common shares with a par value
      of $0.0001 each
    Issued:
     15,379,000 (December 31, 1999 - 14,607,000)
      common shares                                      1,538            1,461
   Additional paid-in capital                        5,787,853        2,339,471
   Deferred compensation                              (723,447)      (1,015,466)
   Deficit                                          (3,177,461)      (1,511,055)
   Accumulated other comprehensive income               14,601           14,601
                                                    ----------       ----------
                                                     1,903,084         (170,988)
                                                    ----------       ----------
                                                   $ 3,946,522      $ 1,518,165
                                                    ==========       ==========


See accompanying notes to consolidated financial statements.

                         NETNATION COMMUNICATIONS, INC.

                Consolidated Statements of Operations and Deficit
                           (Expressed in U.S. dollars)

                                    Three months ended September 30,       Nine months ended September 30,
                                              2000              1999                2000              1999
                                    --------------    --------------      --------------    --------------
                                       (unaudited)       (unaudited)         (unaudited)       (unaudited)
Revenues                               $ 1,390,814       $   606,601         $ 4,228,933      $ 1,516,800

Operating costs and expenses
   Cost of revenues                        488,809           174,601           1,196,769          441,477
   Sales and marketing                     909,457           505,587           2,381,531        1,038,322
   Office and administrative               817,847           370,571           1,925,842          702,671
   Depreciation and amortization           108,655            51,745             267,522           71,118
                                        ----------        ----------          ----------       ----------
                                         2,324,768         1,102,504           5,771,664        2,253,588
                                        ----------        ----------          ----------       ----------

Loss from operations                       933,954           495,903           1,542,731          736,788

Other income (expense), net               (111,853)              521            (123,675)          (33,403)
                                        ----------        ----------          ----------       ----------

Loss for the period                      1,045,807           495,382           1,666,406          770,191

Deficit, start of period                 2,131,654           431,377           1,511,055          156,568
                                        ----------        ----------          ----------       ----------

Deficit, end of period                 $ 3,177,461       $   926,759         $ 3,177,461      $   926,759
                                        ==========        ==========          ==========       ==========

Loss per share, basic and diluted      $      0.07       $      0.05         $      0.11      $      0.08
                                        ==========        ==========          ==========       ==========

Weighted average number of common
  shares outstanding, basic
  and diluted                           15,402,478        10,510,000          15,250,324       10,138,015
                                        ==========        ==========          ==========       ==========

See accompanying notes to consolidated financial statements.

                         NETNATION COMMUNICATIONS, INC.

                 Consolidated Statement of Stockholders' Equity
                           (Expressed in U.S. Dollars)

                   Nine month period ended September 30, 2000
                                   (Unaudited)

                                                                                        Accumulated
                                                         Additional                           Other
                                   Common Stock             Paid-In        Deferred   Comprehensive
                       -------------------------------
                             Shares          Amount          Capital   Compensation          Income    Deficit        Total
                       --------------- ---------------   -----------   ------------   -------------    -------        -----
Balance at
  December 31, 1999         14,607,000     $     1,461   $ 2,339,471   $ (1,015,466)  $      14,601  $(1,511,055)  $   (170,988)

Conversion of
  debentures to
  common stock                 550,000              55     1,099,945           -               -            -         1,100,000

Proceeds from sale
  of common stock,
  net of offering costs        250,000              25     2,348,437           -               -            -         2,348,462

Amortization of
  deferred compensation           -               -             -           292,019            -            -           292,019

Cancellation of common
  stock net of issuance        (28,000)             (3)         -              -               -            -                (3)

Net loss                          -               -             -              -               -      (1,666,406)    (1,666,406)
                            ----------      ----------    ----------    -----------    ------------   ----------    -----------

Balance at
  September 30, 2000        15,379,000     $     1,538   $ 5,787,853   $   (723,447)  $      14,601  $(3,177,461)  $  1,903,084
                            ==========      ==========    ==========    ===========    ============   ==========    ===========


See accompanying notes to consolidated financial statements.

                         NETNATION COMMUNICATIONS, INC.

                      Consolidated Statements of Cash Flows
                           (Expressed in U.S. dollars)

                                                Nine month          Nine month
                                               period ended       period ended
                                               September 30,     September 30,
                                                   2000                1999
                                             ----------------- -----------------
                                                (unaudited)         (unaudited)

Cash flows from operating activities:
   Net loss                                        $(1,666,406)     $  (770,191)
   Items not involving cash:
     Depreciation and amortization                     267,522           71,118
     Amortization of deferred compensation             292,019             -
     Loss on disposal of fixed asset                    78,777             -
   Change in operating assets and liabilities:
     Accounts receivable                               (44,198)         (38,054)
     Prepaid expenses and deposits                    (751,779)          (8,457)
     Prepaid domain name registration fees            (635,909)            -
     Accounts payable and accrued liabilities          387,696          232,578
     Deferred revenue                                1,000,555           93,468
     Customer deposits                                  66,034             -
                                                    ----------       ----------

       Net cash used in operating activities        (1,005,689)        (419,538)
                                                    ----------       ----------

Cash flows from investing activities:
   Acquisition of fixed assets                      (1,221,659)        (320,418)
                                                    ----------       ----------

       Net cash used in investing activities        (1,221,659)        (320,418)
                                                    ----------       ----------

Cash flows from financing activities:
   Proceeds from sale of common stock, net
     of offering costs                               2,348,462          916,021
   Issue of Series A Convertible Debentures               -           1,100,000
   Repurchase of shares                                   -                (483)
   Stock redemption premium paid                          -             (41,406)
   Cancellation of shares                                  (3)              (24)
                                                    ----------       ----------

       Net cash provided by financing activities     2,348,459        1,974,108

Change in cumulative translation adjustment               -               4,122
                                                    ----------       ----------

Net increase in cash and cash equivalents              121,111        1,238,274

Cash and cash equivalents, beginning of period         988,077           45,863
                                                    ----------       ----------

Cash and cash equivalents, end of period           $ 1,109,188      $ 1,284,137
                                                    ==========       ==========

Supplemental disclosure:
   Non-cash transaction
     Conversion of debentures into common stock    $ 1,100,000      $      -

   Cash paid for
     Interest                                      $       142      $     1,958

See accompanying notes to consolidated financial statements.

                         NETNATION COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

              Nine month periods ended September 30, 2000 and 1999
                                   (Unaudited)

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

1.  BASIS OF PRESENTATION:

    These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for fair presentation of the financial results for interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's annual audited financial statements. Reference should be made to those statements included with the Company's annual report filed with Form 10-K. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

    These consolidated financial statements include the accounts of NetNation Communications, Inc. and its wholly-owned subsidiaries, the Canadian Subsidiary, NetNation Communications (UK) Inc., NetNation Communications
    (USA) Inc., and DomainPeople Inc. All significant intercompany accounts and transactions have been eliminated.

2.  SIGNIFICANT ACCOUNTING POLICIES:

  (a) Revenue recognition:

      Revenue is recognized as web-site hosting, domain name registration and related services are provided. Amounts billed in advance of the provision of services are deferred and recorded as revenue on a straight-line basis over the term of services or registration.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's view on the application of existing generally accepted accounting principles to revenue recognition in financial statements, which amends revenue recognition policies followed by the industry that were previously accepted by the SEC. SAB 101 and related material indicates that the fair value of initial set-up fees should be recognized over the estimated period of service. The Company's contracts generally include such fees. The Company is currently determining the impact of SAB 101 and the resulting adjustment will be recorded in the Company's financial statements in the fourth quarter of 2000.

  (b) Prepaid domain name registration fees:

      Prepaid domain name registration fees represent the amounts paid to the registry for generic top level domains for updating and maintaining the registry. Domain name registration fees paid are deferred and charged to income on a straight-line basis over the registration term, which can range from 1 to 10 years.

3.  COMMITMENTS:

    The Company is committed to total operating lease payments for all of its facilities in 2000, 2001, 2002, 2003 and thereafter of approximately $120,000, $434,000, $317,000, $258,000 and $960,000, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Our company was incorporated under the laws of the State of Delaware on May 7, 1998, under the name Collectibles Entertainment Inc. ("Collectibles") for the purpose of operating an online sports card and other tradable memorabilia distribution business. We entered into the Web hosting business through the acquisition of NetNation Communications Inc. ("the Canadian Subsidiary"). The Canadian Subsidiary was a private company incorporated under the laws of the Province of British Columbia, Canada on February 19, 1997. The Canadian Subsidiary became a wholly owned subsidiary on April 7, 1999 pursuant to an agreement between the shareholders of the Canadian Subsidiary and Collectibles (the "Share Purchase Agreement"). Pursuant to the Share Purchase Agreement, Collectibles acquired 9,000,000 Class A common shares and 1,000,000 Class B preferred shares of the Canadian Subsidiary, being all of the issued and outstanding shares of the Canadian Subsidiary. The purchase price for the shares of the Canadian Subsidiary was $1,000,000 in Canadian currency, which was paid by the issuance of 10,000,000 common shares of Collectibles. On April 14, 1999, Collectibles changed its name to NetNation Communications, Inc.

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

In May 1999, we were selected as an official registrar of domain names by ICANN. The accreditation allowed us to register top-level domain names ("TLD's") ending in .com, .net and .org, which account for approximately 50% - 75% of the world's Internet addresses. We became operational as a domain name registrar late in December of 1999.

During the quarter ended September 30, 2000, the Company participated in the development of Afilias, a consortium of nineteen registrars, formed to operate new domain registry for domain names ending in .web, .info or .site.

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

Our accreditation as an official registrar of domain names has enabled us to register domain names without the involvement of an intermediary. As an accredited registrar, we have assumed responsibility for ensuring that we supply current information obtained from our customers to the central registry.
Amounts billed in advance of the provision of domain name registration services are deferred and recorded as revenue on a straight-line basis over the term of registration. The unrecognized portion of the fees has been recorded as deferred revenue.

Domain name registration fees vary depending upon the term of the registration. We have experienced an average initial term of domain name registration of approximately 1.3 years.

The following table compares the composition of revenues for the nine months ended September 30, 2000 to the nine months ended September 30, 1999 and the three months ended September 30, 2000 to the three months ended September 30, 1999:


Revenues                   Nine months ended             Three months ended
                              September 30,                  September 30,
                      ----------------------------  ----------------------------
                           2000         1999            2000          1999
                      ----------------------------  ----------------------------
  Shared hosting            61%          85%             61%            83%
  Domain name
   registration             28%          10%             31%            10%
  Dedicated hosting          6%           1%              5%             3%
  Server co-location         5%           4%              3%             4%
                      ----------------------------  ----------------------------
Total revenue              100%         100%            100%           100%
                      ----------------------------  ----------------------------

The majority of our revenues for the three months ended September 30, 2000 were generated from the provision of shared web hosting and domain name registration services to SMEs. Due to the method of revenue recognition for domain name registration, only a portion of the amount charged was recognized as revenue in the current quarter. The current portion of deferred revenue on the balance sheet as at September 30, 2000 includes $714,201 of domain name registration revenue. The non current portion of deferred revenue on the balance sheet as at September 30, 2000 relates entirely to domain name registration revenue.

Total revenue increased 129% from $606,601 for the three months ended September 30, 1999 to $1,390,814 for the three months ended September 30, 2000 and total revenue increased 179% from $1,516,800 for the nine months ended September 30, 1999 to $4,228,933 for the nine months ended September 30, 2000. However, total revenue decreased 2% from $1,423,387 for the three months ended June 30, 2000 to $1,390,814 for the three months ended September 30, 2000. The Company has appointed a new Chief Executive Officer to reverse this trend and to ensure the Company's revenues continue to grow.

The number of sites hosted increased 78%, from approximately 8,000 as at September 30, 1999 to over 14,200 as at September 30, 2000. Our partnership arrangements and reseller network, coupled with a targeted sales and marketing effort will continue to enhance our growth in the future. We also intend to grow our revenues through the acquisition of high-quality, strategically important web hosting providers.

Cost of revenues

Cost of revenues includes the cost of bandwidth, domain name registration fees paid to the central registry, salaries directly related to the provision of hosting and domain name registration services, and other related costs. Domain name registration fees paid to the central registry are recognized as an expense over the term of registration.

Cost of revenues increased 180% from $174,601 for the three months ended September 30, 1999 to $488,809 for the three months ended September 30, 2000 and increases 171% from $441,477 for the nine months ended September 30, 1999 to $1,196,769 for the nine months ended September 30, 2000. This growth is expected given the increase in revenues for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999. It also reflects the additional investment in equipment and staff that we have made during recent quarters.

Sales and marketing expense

Sales and marketing expense consists mainly of salaries, bonuses, commissions and advertising costs. Our advertising is focused in media types that we believe best engage the attention of our target market, SMEs.

Sales and marketing expense increased 80% from $505,587 for the three months ended September 30, 1999 to $909,457 for the three months ended September 30, 2000 and 129% from $1,038,322 for the nine months ended September 30, 1999 to $2,381,531 for the nine months ended September 30, 2000. Advertising expenditures are a significant driver of our web hosting and domain name registration businesses. The increase in the level of expenditures in this area during the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999 is in line with our plans to continue growing our customer base. With new product offerings coming online in 2000, we are actively pursuing additional avenues to reach our target market. This may include strategic acquisitions and partnerships.

Office and administrative expense

Office and administrative expense includes rent and general office costs as well as the cost of professional advisors, media relations and investor relations. Office and administrative expense increased 121% from $370,571 for the three months ended September 30, 1999 to $817,847 for the three months ended September 30, 2000 and 174% from $702,671 for the nine months ended September 30, 1999 to $1,925,842 for the nine months ended September 30, 2000. The increase was due mainly to the additional costs of professional advisors, media relations and investor relations that are normally associated with public companies. There were no comparable costs for the three or nine months ended September 30, 1999.

Expenditures on office and administrative items will continue to increase in dollar amounts but are expected to decrease as a percentage of total revenue as revenue growth outpaces the increase in administrative costs.

Depreciation and amortization

Depreciation and amortization increased 110% from $51,745 for the three months ended September 30, 1999 to $108,655 for the three months ended September 30, 2000 and 276% from $71,118 for the nine months ended September 30, 1999 to $267,522 for the nine months ended September 30, 2000. This increase is related to greater expenditures on data center and computer equipment during the three months ended September 30, 2000.

Other income and expense

Other expense increased 21,569% from $521 of income for the three months ended September 30, 1999 to $111,853 of expense for the three months ended September

30, 2000 and 270% from $33,403 for the nine months ended September 30, 1999 to $123,675 for the nine months ended September 30, 2000. This increase is primarily related to a software that was disposed of during the three months ended September 30, 2000.

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

During the nine months ended September 30, 2000, our operating activities used net cash of $1,005,689 compared to net cash used in operating activities of $419,538 for the nine month period ended September 30, 1999. The main drivers were the increase in the net loss for the period, the prepaid expenses and deposits, and the prepaid domain name registration fees. These factors were partially offset by the increase in deferred revenue related to domain name registration and web hosting services and the increase in trade accounts payable.

Significant fixed asset purchases during the nine months ended September 30, 2000 increased the net cash used in investing activities to $1,221,659 compared to $320,418 for the nine months ended September 30, 1999. The higher level of expenditures related mainly to the upgrading of our Vancouver data center to enable it to scale to anticipated demand. Similar costs may be incurred in the future for building or expanding additional data centers.

Net cash provided by financing activities was $2,348,459 for the nine months ended September 30, 2000 compared to net cash provided by financing activities of $1,974,108 for the nine months ended September 30, 1999. The increase reflects the proceeds we raised through the private placement that occurred during the nine months ended September 30, 2000.

As at September 30, 2000, we have cash and cash equivalents on hand of $1,109,188 compared to $1,284,137 as at September 30, 1999. The slight decrease reflects the investing activities undertaken and the negative cash flows from operations being in excess of financing activities during the nine months ended September 30, 2000. The funds on hand as at September 30, 2000 will be used to make strategic acquisitions, build or expand data centers, fund marketing campaigns and provide working capital. We will continue to seek additional equity financing when required provided that the equity market conditions are acceptable.

FORWARD-LOOKING STATEMENTS

The statements included in the discussion and analysis above that are not historical or factual are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). The safe harbor provisions provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, apply to forward-looking statements made by the Company. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "intends, " "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward-looking statements addressing the timing, costs and scope of expansion of operations or investments and other matters contained herein or therein from time to time regarding matters that are not historical facts, are only predictions. No assurance can be given that future results indicated, whether expressed or implied, will be achieved. These forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which may or may not be realized. Because of the number and range of the assumptions underlying Company's forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions will not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and results achieved during the period covered by any particular forward-looking statements may differ substantially from those projected. Consequently, the inclusion of forward-looking statements are not and should not be regarded as a representation by the Company, or any other person, that these statements will be realized. The actual results may vary materially, There can be no assurance that any other person, that these statements will be realized. The actual results may vary materially, There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained in this report will prove to be accurate.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 3, 2000, the Company finalized an agreement to issue 250,000 units at $10 per unit to a group of investors including a leading Swiss investment bank. Each unit consisted of one common share and one-half of a share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at a price of $12 for a period of two years. Transaction fees and expenses related to the sale were $151,831 . The Company may require the exercise of the warrants during this time period if certain financial conditions are met, in which case the Company will receive an additional $1,500,000 and will issue a further 125,000 shares of common stock. The certificates representing the common shares forming part of the units and the common shares issued upon exercise of the warrants will bear a legend in accordance with Rule 144 promulgated under the Securities Act of 1933 and may not be transferred or resold except in accordance with Rule 144.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) See attached exhibit 27

  (b) Reports on Form 8-K

On August 15, 2000, the Company filed a Current Report on Form 8-K, dated June 30, 2000. The Current Report included as an exhibit a press release issued by the Company announcing the Company's financial results for the second quarter of 2000.

On October 2, 2000, the Company filed a Current Report on Form 8-K, dated September 25, 2000. The Current Report included as an exhibit a press release issued by the Company announcing that the Company has promoted a new Chief Executive Officer and the previous Chief Executive Officer, Chief Financial Officer and Chief Administrative Office have resigned.

On October 2, 2000, the Company filed a Current Report on Form 8-K, dated September 26, 2000. The Current Report included as an exhibit a press release issued by the Company announcing that the Company had entered into a letter of intent to acquire American Digital Network Corporation, an e-commerce and web site hosting company.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NETNATION COMMUNICATIONS, INC.

Date: November 14, 2000                           /s/ Joseph Kibur
                                                  ------------------------------
                                                  Joseph Kibur
                                                  Chief Executive Officer

Date: November 14, 2000                           /s/Jag Gill
                                                  ------------------------------
                                                  Jag Gill
                                                  General Counsel