Form 10-K
period 2000-12-31
NETNATION COMMUNICATIONS INC
filed 2001-04-02
CIK 1091560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(Mark  one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended      December 31, 2000
                                              ------------------
                                       OR
     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
[ ]  EXCHANGE  ACT  OF  1934
                   For the transition Period from             to
                                                  -----------    -------------

                     Commission file number:    000-26881
                                            -----------------

                            NETNATION COMMUNICATIONS INC.
                            -----------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                33-0803438
     ---------------------------------    ------------------------------------
       (State or other jurisdiction       (I.R.S. Employer Identification No.)
     of incorporation or organization)

   Suite 1410 - 555 West Hastings Street
    Vancouver, British Columbia, Canada                  V6B 4N6
 ----------------------------------------            ----------------
 (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code  (604) 688-8946
                                                     ----------------
     Securities registered under
      Section 12(b) of the Act:
          Title  of  Class               Name  of  exchange  on which registered

              None                                      None
 ----------------------------------     ----------------------------------------

Securities  registered  under
  Section  12(g)  of  the  Act:        Common Stock, $0.0001 par value
                                ------------------------------------------------
                                        (Title  of  class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    X       No
                                              ----         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 2001, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $20,226,963, based on the closing trade reported on the Nasdaq Small Capitalization Market quotation system. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of March 16, 2001, the registrant's outstanding common stock consisted of 15,232,321 shares, $0.0001 par value per share.

                                TABLE OF CONTENTS


Part  Item(s)                                                                               Page No.
----  -------                                                                               --------
I     1      Business                                                                       1
      2      Properties                                                                     25
      3      Legal  Proceedings                                                             26
      4      Submission  of Matters to a Vote of Security Holders                           26

II    5      Market  for  Registrant's  Common  Equity  and  Related Stockholder Matters    27
      6      Selected  Financial  Data                                                      28
      7      Management's  Discussion  and  Analysis  of  Financial  Condition  and
                Results  of  Operations                                                     30
      7A     Quantitative  and  Qualitative  Disclosure  About  Market  Risk                33
      8      Financial  Statements  and  Supplementary  Data                                34
      9      Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
                Financial  Disclosure                                                       34

III   10     Directors  and  Officers  of  the  Registrant                                  35
      11     Executive  Compensation                                                        37
      12     Security Ownership of Certain Beneficial Owners and Management                 40
      13     Certain Relationships and Related Transactions                                 40

IV    14     Exhibits,  Financial  Statement  Schedules and Reports on Form 8-K             41

             Signatures                                                                     42

             Index  to  Consolidated  Financial  Statements                                 43

                                     PART I

ITEM  1:  BUSINESS
------------------

                           FORWARD -LOOKING STATEMENTS

Except for the historical information presented in this document, the matters discussed in this Form 10-K, and specifically in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Registrant. These forward-looking statements involve risks and uncertainties, including those identified within the section entitled "Factors Affecting Future Operating Results" and elsewhere in, or incorporated by reference into, this Form 10-K. The actual results that the Registrant achieves may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Registrant assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this Annual Report on Form 10-K and in the Registrant's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

                              OTHER MATTERS OF NOTE

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

NetNation Communications Inc., NetNation.com, and DomainPeople.com are trademarks or service marks of NetNation Communications, Inc. Other trademarks and tradenames in this Form 10-K are the property of their respective owners.

                             OVERVIEW OF THE COMPANY

NetNation competes in the shared and dedicated web hosting, server co-location and domain name registration markets and is focused on meeting the needs of small and medium-sized businesses and individuals who are establishing a commercial or informational presence on the Internet. These markets are currently managed as a single operating segment by the Company.

Web  Hosting

NetNation commenced web hosting operations in February of 1997. Web hosting services offered by NetNation can be described to fit between the creation and development of web-sites and the direct provision of Internet connectivity such as by an Internet Service Provider (ISP). Web hosting encompasses a broad range of possible services, including basic services such as simply posting a customer's web-site on the Internet using the hosting company's computer hardware and software, to enhanced services such as enabling financial transactions over the Internet (E-commerce), email, audio and video capabilities. Enhanced services may be developed internally by the web hosting company or purchased from external sources and resold by the web hosting company. NetNation offers a range of basic and enhanced web hosting services to businesses wishing to place their web-site on the Internet. These businesses often decide to use a web hosting company in order to avoid the financial cost, time and expertise requirements of hosting the web-site and obtaining enhanced services themselves.

Web hosting can be differentiated into shared or dedicated hosting. NetNation offers both services. Shared hosting involves multiple customers who have their web-sites hosted on a shared computer server. Dedicated server hosting is available to customers that prefer not to host their web-sites on a shared server. Dedicated servers provide significantly more server and network resources than those available from a shared server and give customers the ability to run complex, high volume or high bandwidth web-sites and applications. NetNation has partnered with Cobalt Networks Inc. to offer dedicated server solutions which are located at the Company's data center in Vancouver. NetNation offers a number of dedicated server options at various prices depending upon the specific hardware configuration, level of service and data transfer rates required by the customer.

NetNation hosts customer web-sites and indirectly provides access to the Internet through its ISP's. However, NetNation has strategically determined not to offer web-site design and development services. Web-site design and development may include such features as graphics, text, color, typestyle, audio and video. The person or company typically responsible for assisting in the design and maintenance of a web-site is called a webmaster. This function is labor intensive and would involve significant human resources and time to service a broad customer base. Consequently, webmaster functions are typically performed by specialized companies servicing a number of customers. These customers may also rely upon their webmasters to direct them to suitable hosting and/or ISP companies. NetNation has decided not to provide the services of webmasters to its customers due to the intensive use of human resources required and the corresponding impact on the ability of the Company to scale quickly. Instead, NetNation has developed a program for resellers which is designed to provide incentive for the webmasters to direct their customers to NetNation for web hosting.

Server  Co-Location

NetNation also provides server co-location services. Server co-location services involves a customer physically placing their computer hardware (referred to as a "server") on NetNation's premises. The customer gains access to NetNation's Internet support and maintenance services, high-speed Internet connections, security systems and appropriate physical environment for the server (e.g. static free, air-conditioned). NetNation's data center also provides for back-up and secure continuous power supply and 24 hour-per-day 7 day-per-week monitoring by NetNation technical staff.

Domain  Name  Registration

NetNation is accredited and operational as a domain name registrar and offers the service through its wholly-owned subsidiary, DomainPeople Inc. This accreditation allows NetNation to register domain names (e.g. Top-level domains such as .com, .net, and .org) for individuals and companies.

Every person or business that would like to obtain a personalized web address must first reserve a domain name (such as "mycompany.com"). Customers can register a domain name initially for a minimum one year period. The Company believes that offering this service provides a marketing advantage as the domain name registration customer may return to NetNation when selecting a web hosting provider. NetNation provides a number of incentives for domain name registration customers to migrate into the web hosting services that are expected to generate a recurring revenue stream.

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

In August 2000, the Company, through its wholly-owned subsidiary, DomainPeople, Inc., made a 5% minority interest investment in Afilias, LLC (Afilias), through the purchase of 100 Class A Units representing a 5% voting interest. Afilias is a company formed for the purpose of bidding for, developing, financing, marketing, owning and operating a registry to register and maintain Internet top-level domain names and has obtained the exclusive rights to register and maintain the new .info top-level domain names. The registration of these domain names is expected to commence some time in 2001. NetNation does not have significant influence over Afilias and NetNation uses the cost method of accounting for the investment. The carrying value of the investment at December 31, 2000 was $100,000.

Marketing  and  Sales

NetNation's marketing is comprised of print and online advertising that is designed to position the Company and increase brand awareness. NetNation also has developed a number of initiatives designed to attract Value Added Resellers ("VARs"), Original Equipment Manufacturers ("OEMs"), and other revenue generating arrangements.

Operations

NetNation has operations in Vancouver, Canada (it's head office) and London, England.

                            BACKGROUND OF THE COMPANY

During 2000, NetNation derived 74% of its revenue from its web hosting services. Web hosting, which is sometimes referred to as "web-site outsourcing", involves the rental of space on a computer infrastructure. The infrastructure consists of computer hardware, referred to as "servers", and computer software. The hardware and software facilitate the connection of customers' web-sites to the Internet. In addition to the basic infrastructure, web hosting companies may also provide customer support services and access to additional services such as enabling commercial transactions on the Internet. These additional services, which are essentially software packages, may be developed directly by the web hosting company or obtained under license from third parties.

To begin using a web hosting service, the typical customer would register and pay for a domain name and would set-up a billing account with NetNation for web hosting services. The customer would pay the initial set-up fee for the web hosting service and then pay a recurring monthly fee. A customer would then provide its web-site to NetNation for placement on a computer server, which in turn is connected to the Internet through an ISP. If the customer has a commercial web-site, NetNation can assist the customer in meeting those commercial objectives by making available services that enable commercial transactions over the Internet.

Typical customers of web hosting companies consist of small- and medium-sized businesses that wish to have a web-site on the Internet without incurring the costs and time delays involved with developing, maintaining and updating a web presence on their own. The web-site is an informational or an informational/ commercial tool for these customers. In addition to small- and medium-sized businesses, web hosting services may be purchased by entities, such as VARs and OEMs, that will resell the services in connection with their own web related services.

NetNation will host a customer's web-site on NetNation's computer infrastructure for a basic monthly fee ranging from $10-$50. The fee entitles a customer to basic services, including disk storage space on NetNation's server, the ability to receive and transmit data over the Internet, 24-hour customer support, email access, and email forwarding capabilities. Additional services available for an extra charge include, for example, the ability to add security to data transmissions, to carry out financial transactions over the Internet, to track and send orders, to give a receipt for purchases made through customers' web-site, and to add audio/video capabilities. Additional information on the services offered by NetNation is described under the section entitled "Services and Products of NetNation".

NetNation believes that the Internet continues to represent a growing and substantial opportunity for businesses or organizations that wish to interact in innovative ways with offices, employees, customers, suppliers and partners around the globe. Both small and large business enterprises are recognizing their increasing need to take advantage of the Internet by establishing web-sites. As a result, reliable web-site hosting services and enhanced services are becoming increasingly critical to most mainstream enterprises. Due to this ever-growing importance, many enterprises are seeking to outsource these functions in order to ensure reliability, scalability for rapid growth, sophisticated performance monitoring and expert management.

The skill and technology demands of the Internet can present a significant barrier to in-house development for all but the largest Information Technology ("IT") departments. To set-up an in-house solution, the company would have to buy the computing hardware equipment, firewall/switching equipment, power back-up system, fire control system, physical security, fast network cable connection, and pay the wages of a system administrator. The cost for a typical small business to obtain a T-1 (1.54 Megabit) or greater bandwidth connection to the Internet by telephone line is upwards of $1,000 per month. NetNation estimates that a company will typically save at least two-thirds of the cost of an in-house solution due to lower communications, equipment, and labor costs.

NetNation has targeted the North American and European small- and medium-sized business markets for a number of reasons. The percentage of these markets that utilize the Internet is expected to continue to be one of the fastest growing segments internationally. In addition, as globalization of business takes place, these businesses are required to compete domestically and internationally against better capitalized and larger competitors. They need to be efficient and make use of the latest technology in order to gain advantage or to survive. These businesses may look to outsource their Internet services because they typically lack the technology expertise and resources, capital, personnel, and time required to install, maintain and monitor their own web servers and added services.

The geographic location of the market for web hosting services is worldwide, although NetNation's marketing plan targets prospective customers in countries with high Internet use backed by good ISP and telecommunications support. Marketing in all geographic areas includes exposure to prospective customers of NetNation's services through VARs. Up to December 31, 2000, NetNation's marketing efforts have been directed primarily to North American and European markets. During 2001, the Company is significantly expanding its marketing effort with strategic partnerships and extended international marketing. To date, NetNation has primarily utilized trade shows, television, print, marketing agreements with other online service providers, online media, and co-marketing with creators of web-site creation/authoring tools, to effect its marketing plan.

                                BUSINESS STRATEGY

NetNation plans to significantly increase its marketing efforts in the international market for web hosting and domain name registration services and will continue to emphasize the development of strategic- and revenue-generating arrangements with VARs, OEMs and other strategic arrangements. NetNation will also continue to expand its data center in Vancouver, Canada.

Due to the constantly evolving nature of the Internet and related technologies, existing web hosting products and services, such as online commerce packages, will be reviewed on an ongoing basis in order to keep pace with changes in third party technologies and generally in how business is transacted on the Internet. Examples of products and services NetNation expects will be demanded by current and potential customers in 2001 and beyond include:

     a) managed  services;
     b) enhanced  services;
     c) dedicated  hosting  services;
     d) new top-level domain name extensions (i.e. .info, .store, .web, .firm, etc);
     e) unified  messaging and intranets for "virtual" and distributed offices;
        and
     f) automated  marketing  tools.

Existing products and services will require integration with third-party technology and products in order to upgrade NetNation's service solutions.

                                  ORGANIZATION

NetNation was incorporated under the laws of the State of Delaware on May 7, 1998, under the name Collectibles Entertainment Inc. ("Collectibles") for the purpose of operating an online sports card and other tradeable memorabilia distribution business. Collectibles changed its name to NetNation Communications, Inc. on April 14, 1999 in conjunction with the acquisition of a web-site hosting business based in Vancouver, Canada. The common shares of NetNation currently trade on the Nasdaq Small Capitalization Market under the ticker symbol "NNCI".

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

NetNation has a wholly-owned subsidiary in the United Kingdom, NetNation Communications UK Ltd., a company incorporated under the laws of the United
Kingdom on June 1, 1999. The UK Subsidiary was incorporated to facilitate NetNation's UK operations and facilitate the Company's European expansion.

NetNation has a wholly-owned subsidiary in the United States, NetNation Communications (USA) Inc, a company incorporated under the laws of the State of Delaware on October 20, 1999. The US Subsidiary was incorporated to facilitate NetNation's U.S. operations.

NetNation has a wholly-owned subsidiary in the United States, DomainPeople Inc., a company incorporated under the laws of the State of Delaware on November 24, 1999. DomainPeople was incorporated to encompass the Company's Domain Name Registration business.

                       SERVICES AND PRODUCTS OF NETNATION

NetNation offers a range of Internet products and services targeted to the small- and medium-sized business market.

All of NetNation's services have been designed to meet the specific and evolving needs of its target market. Customers pay a one-time set-up fee and thereafter pay monthly fees for the services they utilize. NetNation can then provide enhanced services to these customers as their needs evolve.

The concept behind NetNation's products and services is to enable its customers to create, update, upgrade and expand their web presence faster, and on a substantially more cost-effective basis, than the customers could develop internally. The services offered by NetNation can be summarized as follows:

1. Shared server web-site hosting: This service permits a customer to post their web-site on the Internet using NetNation's hardware and software, Internet access, web-site management tools and support services. The customer's web-site is hosted on a server that is shared with a number of other NetNation customers.

2. Dedicated server web-site hosting: This service permits a customer to post their web-site on the Internet and access NetNation's Internet services. The customer's web-site is hosted on a dedicated server that is not shared with any other web-sites. This service is appropriate for those customers that run complex, high volume or high bandwidth web-sites and applications. NetNation has partnered with Cobalt Networks Inc. to offer an affordable, yet robust, dedicated server solution.

3. Server co-location: This service permits a customer to place their own server hardware in NetNation's premises and access NetNation's Internet services.

4. Domain name registration: NetNation's ICANN accreditation and operational status allows for the registration of domain names (e.g. top-level domains such as .com, .net, and .org) for individuals and companies.

5. Enhanced Internet services: These services permit a customer with a web-site to add features to that web-site such as audio/video, online commerce capabilities, email and various other features.

6. OEM Products and Services: These services consist of web hosting and enhanced Internet services tailored for wholesale to OEMs.

A  description  of  each  of  the  above  services  is  set  out  below.

Shared  Server  Web-site  Hosting

A core component of NetNation's business is the provision of shared web server hosting services for individuals and businesses that want an Internet presence at a reasonable cost. Shared server means that a number of customers will share space on one server. NetNation offers a number of shared server web-site hosting plans to meet the needs of a broad range of customers.

NetNation's entry-level shared server web-site hosting plan is called WebStarter(TM). The WebStarter (TM) package of services offers customers up to 500 megabytes ("MB") of data transfer per month and 10 MB of disk storage on NetNation's web servers. Customers can store HyperText Markup Language ("HTML"- a programming language) coded files, graphics, video and audio on their web-site. This basic service meets the requirements of most individuals and that of relatively small businesses.

To allow customers to make effective use of their web presence, customers can establish emailboxes on their web-site, have their email forwarded to another computer, establish online chat rooms, and even have automated email messages (autoresponders) sent to visitors of their web-site. Support is also provided for popular web-authoring tools such as Microsoft FrontPage and its specialized extensions.

The more advanced and costly web-site hosting services offer enhanced functionality and resources. NetNation has implemented a variety of tools to allow its customers to use their sites more effectively. All of the standardized web-site hosting plans feature detailed web statistics and access to raw log files, giving customers the ability to track the performance and evaluate the effectiveness of their web-sites. Customers are able to update web-sites remotely by sending files through File Transfer Protocol ("FTP"). In addition, NetNation provides a number of popular Common Gateway Interface ("CGI", a programming language) scripts that allow customers to deploy web-site and web page hit counters, guest books, mail forms and discussion forums rapidly and easily. NetNation also supports custom CGI scripts that enable customers to build unique functionality into their web-sites.

NetNation  supports the following platforms, operating systems and applications:

     Intel  based  servers  (Pentium  Pro,  Pentium  II,  etc.)
     Red  Hat,  Slackware  and  Storm  Linux
     Windows  NT  4.0  and  Windows  2000
     Apache  web  server
     Microsoft  IIS

NetNation has developed a set of utilities called the customer's Control Panel. The Control Panel is a proprietary account interface tool that enhances a customer's web-site control and management capabilities. For example, customers can use the Control Panel to change passwords, set email forwarding options and view web-site statistics without the need to converse directly with NetNation staff.

Dedicated  Server  Web-site  Hosting

Dedicated server solutions are available for customers that prefer not to host their web-sites on a shared server. Dedicated servers provide significantly more server and network resources than those available from a shared server and give customers the ability to run complex, high volume or high bandwidth web-sites and applications. NetNation has partnered with Cobalt Networks Inc. to offer dedicated server solutions which are located at the Company's data center in Vancouver, Canada. NetNation offers a number of dedicated server options at various prices depending upon the specific hardware configuration, level of service, and data transfer rates required by the customer.

Server  Co-location

Server Co-location is the service of providing a physical space on NetNation's premises where customers can place their own server while sharing NetNation's Internet connectivity, network infrastructure, and physical security. This type of service is useful for those customers that do not want to share server resources with other customers in a hosted environment. A typical candidate for server co-location would be someone that requires video/audio streaming for a busy site, a specialized online commerce package or someone that requires full control of the server's functionality. Co-located servers can be managed by NetNation or by the customer using remote access software. Customers outsourcing these services are often able reduce expenses and eliminate many of the headaches associated with running web-sites, particularly large ones.

Domain  Name  Registration

Every individual or business entity desiring a web-site address must first reserve a domain name that will serve as the basis of their personalized web-site address through which users of the Internet can connect to their web-site. In May 1999, NetNation was selected as an official registrar of domain names by ICANN. Prior to then, Network Solutions Inc. held sole authority to register top-level domain names ("TLD's") ending in .com, .net and
 .org, which account for between 50% - 75% of the world's Internet addresses. NetNation became operational as a domain name registrar in December of 1999. As at March 16, 2001, the Company had registered approximately 170,000 Internet domain names. The domain name registration service also is a source of marketing for NetNation's web hosting services.

Enhanced  Internet  Services

Due to the rapid evolution of web-based services, NetNation is continually exploring complementary and new services targeted at the needs of its current and prospective customers. Other industry-specific web hosting activities include audio and video streaming, and electronic commerce solutions, which are currently offered by NetNation. Current areas of new product focus include expanded electronic commerce products, simplified web-site development tools, and automated marketing services. Most of NetNation's service packages are a combination of software licensed from third parties and an enabling/facilitating software that is developed in-house at NetNation.

NetNation provides several different electronic commerce solutions to allow businesses to develop and maintain successful online storefronts which may replicate many of the features, products, services, payment methods, delivery options etc. which are offered by land-based businesses. Dependent on the level of complexity and their specific needs, businesses can choose on-line commerce solutions ranging from simple online catalogues to complex full-featured interactive online stores. These commerce solutions are distinguished from web-site development in that they are packaged solutions that are available from a web host. Some modification may be required by the user to ensure the application is specific to the business. Web-site development instead concentrates on the physical appearance of the entire web-site, graphics, color, typestyles, text, layering of pages, placement of icons, and other similar issues.

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

For an initial setup fee and a subsequent monthly fee, NetNation offers several packages that support online commerce. The packages are available to both UNIX and Windows NT users. The Unix packages are based on a "shopping cart" licensed from Miva Corporation while the Windows NT packages are based on shopping carts licensed from Inex Inc. A "shopping cart" refers to a program that allows a business to implement an online storefront by enabling tracking and sending of orders made through the web-site and giving a customer a receipt for purchases made through the web-site.

OEM  Products  and  Services

NetNation offers its proprietary technology and services to OEMs that want to private label their web-site hosting and domain name registration activities, but wish to outsource the actual service. OEMs make bulk purchases of web hosting services and resell them under their own name. An example of an OEM is a traditional Internet service provider ("ISP") that does not offer focused web hosting services. NetNation sells the services in bulk to the ISP, which in turn resells the services to end users of the ISP under a different brand name.

As another example of these OEM relationships, NetNation, through its wholly owned subsidiary DomainPeople, is currently providing an OEM with a private label domain search and registration service, using NetNation's proprietary "Smart Whois" service (http://www.swhois.com). The OEM prefers to obtain certain services from third party providers rather than undertake the development on its own to replicate a particular service. In this particular case, NetNation is a third-party provider of the service (Smart Whois) that the OEM wishes to obtain and utilize on a private label basis. Customers visiting the OEM web-site would not know that the program is linked to NetNation's servers in completing the service. The revenue, generated from the registration of domain names using the Smart Whois service, is shared.

                         MARKETING AND PUBLIC RELATIONS

The marketing and public relations group of NetNation is responsible for product and service planning, advertising, marketing communications and public relations. NetNation relies primarily on a combination of print media and online advertising. NetNation has placed aggressive print advertising in major business and technical publications to accelerate NetNation's customer growth.
Some of the publications used for advertising are Fortune, Entrepreneur, Home Office Computing, Small Business Computing, e Biz, PC World, Wired, Web Techniques, PC Computing, Wall Street Journal, National Post and the Globe & Mail. NetNation allocates 75% of its print advertising budget towards these major publications. Each one of these publications is considered by NetNation to be a major publications for the market segment that NetNation is targeting. For example, National Post and the Globe & Mail are the only mainstream national newspapers in Canada. Entrepreneur and Home Office Computing are widely distributed magazines in the area of individuals starting their own business and who may want an Internet presence. Web Techniques is a specialized magazine for businesses and individuals wanting to develop web-sites. PC World and PC Computing are widely distributed magazines targeting the consumer market that may want a comparative analysis of computing products and services. NetNation's online marketing program consists of a general rotation and of keyword specific web banner advertisements. Other marketing vehicles used by NetNation include collateral sales materials and NetNation's web-site. The latter is the first interface point for most prospective customers, particularly those reacting to one of NetNation's online ads. NetNation is continuously analyzing the effectiveness of each of these marketing initiatives for the purpose of developing future marketing strategies. The Company is increasing its public relations program and cultivation of media relationships, with the goal of securing broader media coverage and public recognition of NetNation.

                             DISTRIBUTION AND SALES

NetNation sells its products and services worldwide directly to existing and potential customers and indirectly through VARs and OEMs. Direct sales are generated through the use of traditional media and online marketing campaigns. Indirect sales are generated from NetNation's more than 1,200 value-added resellers in approximately 80 countries. The VARs attract customers to NetNation because the potential customer has already developed an Internet-based business relationship with the VAR. NetNation also generates indirect sales through the relationships that have been established with OEM partners.

NetNation has approximately 16,000 web hosting accounts in over 130 countries as of March 16, 2001. For the year ended December 31, 2000, United States customers comprised 52% of the total web hosting customer base, followed by Canada at 30%, and all other countries combined at 18%.

Direct  Sales

At present, NetNation generates most of its new web hosting accounts from online registrations on its web-site and calls received from its traditional media and online advertising campaigns. NetNation's web-site enables customer registration around the clock and its automated voice mail system allows sales calls to be captured 24 hours a day. NetNation has expanded its sales force to include outbound sales, and has specialized sales personnel for dedicated and co-located hosting and domain name registration services.

VARs

As at March 16, 2001, NetNation has a network of over 1,200 VARs in approximately 80 countries that resell NetNation's services. Most of these VARs base their businesses on selling web page design, integration and consulting services. Approximately 70% of the VARs are in the business of web page design and 30% are in the business of integration and consulting. NetNation's
International Reseller Program was designed for these webmasters, consultants and other value added resellers that wish to offer web hosting services as a value added service in their particular market. The VARs are responsible for maintaining customer relationships, technical support, customer billing, and the provision of alue-added services such as web page design and system integration. When a customer of the VAR requests a particular set of services configured with a specific web-site package, the VAR arranges with NetNation to provide the bundled web hosting package to the customer. The VAR then buys the web hosting services from NetNation at a discount from retail and resells the services to their customers as a complete package. Resellers set their own price, marketing and technical support policy that is best suited to the market that they are serving.

In order to facilitate purchasing from NetNation, a VAR maintains a master account with NetNation. Each VAR typically resells NetNation's web hosting services to between 5 and 10 new customers. In order to terminate a VAR relationship, the VAR must typically give 30 days notice.

OEMs

OEM stands for "original equipment manufacturer", which in this document refers to other service providers that may buy NetNation's services in bulk and resell them under their own brand name. To further expand its distribution channels, NetNation is establishing OEM relationships with companies that have an attractive target customer base for NetNation's services. Candidates for OEM partnering include telecommunication and cable companies, online communities and Internet portal companies, ISPs, marketing organizations, and large system integrators. NetNation believes that OEMs will typically consist of potential competitors that for cost reasons have opted to outsource their web-hosting and domain name registration services and resell them under their own brand name. NetNation believes that various OEMs already have access to NetNation's target markets but that not all of the customer demands are being met. NetNation believes that by entering into OEM relationships with such entities there will be an overlap of customer demands. For example, an OEM relationship with an online search company will allow NetNation to offer web hosting solutions and domain name registration services to customers of the search company, whereas the online search company could provide the search capabilities. Such relationships create situations where customers can be referred among the OEM parties.

NetNation also distributes its services by bundling them with complementary software packages such as HTML editors, online commerce packages and other web development tools. The relationships with these software companies call for a variety of distribution cooperation ranging from advertising each partner's products on their respective web-sites, to including NetNation's free trial coupons in software packages directly targeted at web-site builders and users.

                                CUSTOMER SERVICE

NetNation uses online and automated customer support through its web-site and online "frequently asked questions" feature (FAQs). These online services are in addition to NetNation's multi-lingual technical support staff who are accessible via telephone or email 24 hours per day, 7 days a week. Technical support staff are responsible for helping customers with their web-site hosting accounts, web page setup and transfer, and use of the various online web-site management tools that NetNation provides.

NetNation's Customer Service and Accounts Receivable/Accounting Solutions Group handles accounting and billing information. NetNation has implemented a feature to its "Control Panel" to allow customers to check their billing statements online. Additionally, customers can call NetNation during normal business hours to discuss their account.

                                   TECHNOLOGY

NetNation has created a secure, scalable and reliable web-site hosting service. NetNation believes that this technology provides a significant competitive advantage and is focused on combining its internally developed technology with third-party software and hardware.

Web-site  Hosting  Platform

NetNation attempts to balance and limit the number of web-site customers per server machine to ensure quality service levels. Even though industry-standard web servers can support multiple web-sites on a single machine, the ability to manage large numbers of sites is difficult and requires significant technological innovation. NetNation has expended significant resources developing technology and tools to efficiently manage a high ratio of customers to servers and to simultaneously monitor service quality. Although NetNation has developed the technology to allow over 3,000 simultaneous web-sites on a single server, it generally limits the number of web-sites to approximately 2,000 per machine.

NetNation believes that it has the capability to accommodate most hardware/ software configurations that prospective customers may have. NetNation uses standard technologies such as the Linux operating system, Cobalt Networks servers, Apache web server software, Sendmail mail server, and Bind for DNS. Some of the technological barriers that NetNation has been able to overcome include the ability to communicate with a Microsoft Windows NT based SQL server from a UNIX machine, the elimination of the "file handle" limits on the servers and the ability to run Microsoft FrontPage extensions on Linux machines.

To facilitate customer maintenance and support, NetNation has developed various tools that enable customers to change their own passwords, setup POP3 mail accounts, modify email routing for automatic message forwarding, and to monitor their web-site statistics. Customers access these services through a proprietary Control Panel front-end interface. The Control Panel tools are continually being upgraded to enhance customer service and ensure a high level of scalability as additional servers and customers come online.

Network  Operations

The provision of qualified service is of the utmost importance to the business of NetNation. Accordingly, NetNation invests significant resources into building a scalable network infrastructure. Wherever feasible, NetNation makes its network fault tolerant with redundant equipment. Such actions include standby equipment to handle additional capacity if a server has to be replaced for such reasons as malfunction of a hard drive or software. The redundancy allows for operations to continue efficiently as possible although the point of failure can be isolated to a particular piece of equipment. Another instance of failure can occur with the power backup supply to a server that may have to be replaced. The availability of redundancy of equipment or excess capacity allows for the alternative processing of data until the defective equipment or software can be replaced or repaired. These measures, along with continual monitoring, are designed to help minimize down time and provide early identification of potential sources of failure. At March 16, 2001, the Company had one operating data center, located in Vancouver, Canada.

                                   COMPETITION

The markets for web hosting and domain name registration services are very competitive. It is estimated that there are over 5,000 web hosting service providers in North America alone. Over 95% of them are very small and run by programmers or other "techies". Others are ISPs that offer limited web-site hosting as an add-on service to their dial-up web access services. There are also almost 150 accredited registrars of top-level domain names worldwide.

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

The  principal  competitive  factors  in  this  market  include:

a)     efficient,  available  customer  service  and  technical  support;
b)     quality  and  reliability  of  service;
c) network capability and scalability (scalability refers to the ability of the hardware and software to support increasingly larger or more complex web-site requirements of customers);
d)     pricing  of  services;
e)     brand  name  recognition;
f) breadth of products and services offered and the timely introduction thereof;
g)     technical  and  engineering  expertise;
h)     network  security;
i)     maintenance  and  expansion  of  marketing  distribution  channels;
j)     financial  resources;
k)     attraction  and  retention  of  key  technical  and managerial personnel;
l)     development  of  a  broad  international  presence;  and
m)     compliance  with  and  the  leveraging  of  industry  standards.

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

The second major type of competitors are the pure-play web-site hosting companies. NetNation believes that many of these companies have insufficient resources, inadequate infrastructure, insufficient Internet connectivity, and/or inadequate technical support. These companies may have congested network servers and slow Internet connectivity causing delays in web-site access and upload.  This  can  result  in  lost customers visiting and exploring a web-site through abandoned connections. The smaller of these companies may not have scalable systems that can respond quickly to their customers' growth requirements and may not be capable of supporting large numbers of new customers. NetNation is aware that some of its customers came to NetNation as a result of experiencing an inadequate level of service from a competitor. While some of these pure-play web-site hosting companies may face these competitive deficiencies, there are a number of web-site hosting companies that have shown the ability to compete effectively, including Interland, Hostpro, Interliant and Webhosting.com. The ability of NetNation to compete with these companies over time is unproven.

Competitive  Advantages

The following key advantages are provided to the customers of NetNation through its various service solutions:

     High-performance with quality and reliability. NetNation's web-site hosting solutions are designed to deliver hardware and software performance to ensure customers' web-sites load rapidly when visited. This is a factor that is consistently used by web hosting ratings services such as TopHost and HostIndex. NetNation believes that features such as redundant and fault tolerant equipment housed in secure and environmentally protected facilities permit NetNation to offer a reliable service with minimal downtime to customer web-sites.

     Large number of service options. NetNation's services range from domain name registration to sophisticated web hosting commerce offerings. In 2000, 74% of NetNation's revenues were generated by web-site hosting services. This is augmented by a number of fee based Internet enhancement services. These enhanced services include electronic commerce solutions for the web, expanded disk storage and data bandwidth options, web-site to database interfaces, and multimedia support tools for applications such as RealAudio and RealVideo. NetNation also offers the ability for customers to co-locate their web servers on NetNation's secure premises and gain access to technical support services, expertise, and bandwidth.

     Cost-effective solutions. There are potential significant cost saving benefits to NetNation's customers through the elimination of high capital costs for web-site equipment, labor, and software. Customers can tap directly into the knowledge and operating experience of NetNation's staff. Ongoing operating costs to customers are usually a small fraction of costs of staffing, support and bandwidth of an internally hosted web-site costs. The shared nature of NetNation's services provides customers with access to the huge bandwidth capabilities at a cost of less than $100 versus over a $1,000 per month for their own T-1 (1.54 megabits) or greater bandwidth telephone line.

     Flexibility and Scalability. NetNation's web-site hosting solutions offers a highly scalable structure designed to permit the support of tens of thousands of web-sites. This enables NetNation to provide a continual level of reliable service to both existing and new customers. NetNation's structure permits the quick expansion of available disk storage space and network bandwidth required to accommodate rapid growth in the activity, size of or number of visitors to customers' web-sites.

     Customer Support. Through its standardized systems, NetNation has the ability to rapidly deploy customer web-sites. Most of this process is automated and does not require the extensive involvement of any NetNation personnel. NetNation believes it has developed an efficient system of support and related customer services via email or telephone through NetNation's technical service group. Customer support services are available 24 hours per day and 7 days per week.

     Ease of Use. Through interactions with its thousands of customers, NetNation has developed and implemented proprietary software tools to assist its customers. These tools allow customers to easily order, change, and manage their web-sites, remotely. Detailed statistics and activity logs are available for customers to review their account and performance information. For customers that are buying the "DomainPlus" package, NetNation has developed a tool that allows customers to create a one page web-site based on a selection of Company provided templates. By using this tool, customers can create a simple web-site within minutes.

                                    EMPLOYEES

As of March 16, 2001, NetNation had 80 employees. All employees, with the exception of the founders, are required to enter into an employment agreement that contains industry standard terms including protection of proprietary interests, confidentiality, and non-competition terms.

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

                          INTELLECTUAL PROPERTY RIGHTS

NetNation relies on copyrights, trademarks, trade secret laws, and contractual restrictions to establish and protect its proprietary rights in its services and products. NetNation does not have any patented technology at this time that would limit competitors from entering NetNation's market. Management of NetNation believes that the steps taken by NetNation to protect its intellectual property are consistent with industry standards for web-site hosting companies today.

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

                 RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

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

Continuing  Losses  Expected

The Company expects to incur additional losses and to generate negative operating cash flow for part of 2001. The Company's build up of its data center and expansion of its services will require significant amounts of cash in 2001. The extent to which negative cash flow will occur depends upon a number of factors, including the following:

  -  the  number,  size,  and  timing  of  any  investments  and  acquisitions;

  -  the  expense and time required to integrate any future acquired operations;

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

Controllable  Factors

a)     introductions  of  products  or  services  by  NetNation;
b)     the  mix  of  services  sold  by  NetNation;
c) the timing and magnitude of capital expenditures, including construction costs relating to the expansion of operations;
d)     the  timing  and  magnitude of expenditures on advertising and promotion;
e)     changes  in  the  pricing  policies  of  NetNation;  and
f)     the  timing  and  magnitude of expenditures on advertising and promotion.

Non-controllable  Factors

a)     demand  for  and  market  acceptance  of  NetNation's  services;
b)     introductions  of  products  or  services  by  NetNation's  competitors;
c)     reliable  continuity  of  service  and  network  availability;
d)     the  ability  to  increase  bandwidth  as  necessary;
e)     provisions  for  customer  discounts  and  credits;
f)     customer  retention;
g) timing and success of marketing efforts and service introductions by the Company, its VARs and OEMs;
h) the introduction by third parties of new Internet and networking technologies;
i)     increased  competition  in  NetNation's  markets;
j)     changes  in  the  pricing  policies  of  NetNation's  competitors;  and
k)     fluctuations  in  bandwidth  used  by  customers.

After consideration for the increase in variable marketing expenses, NetNation's committed costs pertaining to premises, communication and wages account for approximately 50% of total expenses for the foreseeable short term. Absorbing these costs within the short term and maintaining efficient operations means that NetNation would be particularly sensitive to fluctuations in revenues. If NetNation was unable to continue using third-party products in NetNation's services offerings, NetNation's service development costs could increase significantly. For these and other reasons, in some future quarters, NetNation's results of operations may not meet or exceed the expectations of the investors, which could have a material adverse effect on NetNation's worth. See "Management's Discussion and Analysis" in this Form 10-K.

Dependence  Upon  New  Markets;  Uncertainty  of  Acceptance  of  Services

The markets for web-site hosting, domain name registration, and related enhanced Internet services have only begun to develop in the past few years and are evolving rapidly. There is significant uncertainty regarding whether these markets ultimately will prove to be viable over the long term or, if they prove viable, whether they will continue to grow. NetNation's future growth, if any, will depend upon the willingness of businesses to outsource web-site hosting services and NetNation's ability to market its services in a cost-effective manner to a sufficiently large number of customers. The market for NetNation's services may not develop further, NetNation's services may not be more widely adopted, and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If these markets fail to develop further or develop slower than expected, or if NetNation's services do not achieve broader market acceptance, NetNation's business, results of operations and financial conditions would be materially and adversely affected. In addition, to be successful in this emerging market, NetNation must be able to differentiate itself from its competition through its service offerings and brand recognition. NetNation may not be successful in differentiating itself or achieving market acceptance of its services, and may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. If NetNation incurs increased costs or is unable, for technical or other reasons, to develop and introduce new services or products or enhancements to existing services in a timely manner, or if new services do not achieve market acceptance in a timely manner or at all, NetNation's business, results of operations and financial condition could be materially adversely affected.

Dependence  Upon  Expansion  of  Service  Offerings

NetNation's success depends on the growth of its current web hosting and domain name registration businesses. The Company expects to drive this internal growth by expanding and enhancing its product and service base with additional value-added products and product lines. The Company may be able to develop these additional product capabilities internally, but expects that primarily the development of strategic relationships with various vendors and distribution partners will be critically important. Accordingly, it will be important that the Company either develops these capabilities internally or identifies suitable potential product and service vendors and distributors with whom the Company can complete agreements on acceptable terms. NetNation expects that competition for strategic relationships with key vendors and potential distributors could be significant, and that the Company may have to compete with other companies with greater financial and other resources to obtain these important relationships. There can be no assurance that NetNation will be able to identify suitable partnering candidates or be able to complete agreements on acceptable terms with these parties.

Dependence  Upon  Channel  Partners

An important element of NetNation's strategy for growth is to continue to develop its reseller channel through the marketing of Reseller Packages, which is being used by NetNation's network of domestic and international VARs, and through the development of NetNation's OEM relationships. NetNation's VARs typically are web development or web consulting companies that also sell NetNation's web-site hosting services but that do not generally have established customer bases to which they can market NetNation's services. Therefore, in those markets, primarily international, where NetNation does not focus its direct marketing efforts, NetNation is dependent on third parties to stimulate demand for NetNation's services. Currently, NetNation does not have direct marketing efforts in South America, Africa, and Australia. The failure of NetNation's services to be commercially accepted in certain markets, whether as a result of a VARs performance or otherwise, could cause NetNation's current channel partners to discontinue their relationships with NetNation, and NetNation may not be successful in establishing additional channel partner relationships as required. OEMs and VARs have no obligation to market or resell NetNation's web-site hosting and domain name registration services, and OEMs can terminate their relationships with NetNation with limited or no penalty with as little as 30 days' notice. The loss of VARs or OEMs, the failure of such parties to perform under agreements with or the inability of NetNation to attract and retain new VARs or OEMs with the industry experience required to market NetNation's web-site hosting and domain name registration services successfully in the future could have a material adverse effect on NetNation's business, results of operations and financial condition. NetNation's direct sales efforts may conflict with the efforts of its indirect channel partners, which may adversely affect NetNation's relationships with such partners. In addition, to the extent that NetNation succeeds in increasing its sales through indirect channels such as VARs or OEMs, those sales will be at discounted rates, and revenue and gross margin to NetNation for each such sale will be less than if NetNation had sold the same services to the customer directly. Refer to "Distribution and Sales" in this Form 10-K.

Highly  Competitive  Markets  With  Few  Barriers  to  Entry

The markets served by NetNation are highly competitive and are becoming more so. There are few substantial barriers to entry, and NetNation expects that it will face additional competition from existing competitors and new market entrants in the future.

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

Rapid  Growth  May  Strain  Resources

NetNation has been growing, and expects to continue to experience rapid growth. This rapid growth has placed, and is likely to continue to place, a significant strain on the Company's managerial, operating, financial and other resources. The expansion efforts also require significant time commitments from the Company's senior management and places a strain on their ability to manage the existing business. The Company also may be required to manage multiple relationships with third parties as the Company's value-added service offerings, including web hosting, are expanded. Future performance will depend, in part, upon NetNation's ability to manage this growth effectively. To that end, the Company will have to undertake the following improvements, among others:

   -  implement  additional  management  information  systems  capabilities;

   - further develop operating, administrative and financial and accounting systems and controls;

   - improve coordination between engineering, accounting, finance, marketing and operations; and

   -  hire  and  train  additional  personnel.

Risks  Associated  with  International  Expansion  and  Operations

NetNation's success is dependent in part on expanding its international presence, primarily through NetNation's VARs. As a result, NetNation will depend upon its VAR network to market and sell its services and manage the accounts of customers internationally. NetNation's VARs may not be able to continue to market and sell NetNation's web-site hosting services successfully. NetNation denominates its sales to VARs in U.S. dollars. Thus, fluctuations in the value of the U.S. dollar relative to the Canadian dollar and to the currency of a
given  country  may  make  NetNation's  services  less   (or  more)  profitable
and therefore  less  (or  more)  attractive  to  VARs  selling  in that country.
In addition, there are certain risks inherent in conducting business internationally, such as changes in regulatory requirements, export restrictions, tariffs and other trade barriers, differing technology standards, longer payment cycles, political and economic instability, fluctuations in currency exchange rates, imposition of currency exchange controls, seasonal reductions in business activity, increased difficulty in enforcing contracts and potentially adverse tax consequences, any of which could adversely affect NetNation's international operations. Furthermore, foreign governments where NetNation currently operates or plans to operate, have enforced laws and regulations related to the operations of Internet service providers, such as Germany, that are stricter than those currently in place in the United States and Canada. In Germany, in August of 1997, the German legislation entered into force a federal law to regulate the conditions for information and communications services (the "Multimedia Law"). Such provisions obligate service providers to protect data collected from customers. Such duties include allowing customers in Germany to pay for Internet service on an anonymous basis. Service providers in Germany are also required to protect contractual data from being used in advertising and market research. Service providers in Germany are prohibited from transferring billing data on a customer, or former customer, to third parties. Furthermore, all personal data on a customer has to be deleted after termination of the relationship.

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

General  Acquisition  Risks

The Company may acquire strategically important companies and operations. These acquisitions could materially adversely affect the Company's operating results as a result of dilutive issuances of equity securities or the incurrence of debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair values of the net assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded which would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on NetNation's business, financial condition and results of operations.

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

To accommodate a higher degree of scalability from the present structure will require further additions to capital assets, possible upgrade and partial replacement of existing capital assets, and additional costs to accommodate increased bandwidth usage. The Company has implemented an infrastructure maintenance program to ensure that these issues are proactively addressed. This program, however, may result in increased capital expenditure costs.

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

Increased  Domain  Name  Registration  Competition

Competition in the domain name registration services industry will intensify as the number of entrants into the market increases. As at March 16, 2001, ICANN had accredited almost 150 competitive registrars, including NetNation, to register domain names in the .com, .net, and .org domains. NetNation faces substantial competition from competitive registrars and others in that:

   - many accredited registrars that are not currently registering domain names may begin to do so in the near future;
   - companies that are not accredited registrars may offer domain name registrations through a competing accredited registrar's system; and
   - ICANN may accredit new registrars to register domain names in the .com, .net and .org domains.

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

Accreditation  to  New  Top-Level  Domains

ICANN or another approving entity may introduce new generic top-level domains. The Company cannot provide assurance that, if introduced, NetNation will be accredited to offer registrations in these domains or that customers will rely on NetNation to provide registration services within any new generic top level domains. The Company's business, financial condition, and results of operations would be materially adversely affected if substantial numbers of customers turn to other registrars for these registration needs.

Maintenance  of  ICANN  Accreditation

NetNation needs to be an ICANN-accredited registrar in order to register domain names in the .com, .net, and .org domains. The Company's current ICANN accreditation agreement expires on May 23, 2001 and the Company is in the process of obtaining a five year renewal of its original agreement to August 16, 2005. While NetNation anticipates that ICANN will renew this agreement, there is no assurance that it will do so. If ICANN does not renew the Company's accreditation, NetNation's business, financial condition and results of operations would be materially adversely affected.

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

Dependence  Upon  Network  Infrastructure

NetNation's success will depend upon the capacity, scalability, reliability and security of its network infrastructure, including the capacity leased from AT&T Canada Inc., Group Telecom, and Bell Intrigna, its telecommunications network suppliers. NetNation is dependent on such companies to maintain the operational integrity of their telecommunications networks. Therefore, NetNation's operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers in a consolidated market. In the event of a material increase in pricing or decrease in telecommunications capacity available to NetNation, if NetNation were unable either to access alternative networks on a cost-effective basis to distribute its customers' content or to pass through any additional costs of utilizing existing or alternative networks to its customers, NetNation's business, results of operations and financial condition could be materially adversely affected.

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

Risks  Associated  With  Information  Disseminated  Through  NetNation's Network

The law relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks is currently unsettled. Despite the passage of the Communications Decency Act which provided some relief to online service providers from civil liability for content they did not create, it is possible that claims could be made against online services companies and Internet access providers under United States, Canadian and foreign laws for defamation, negligence or copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks. Several private lawsuits seeking to impose such liability upon online services companies and Internet access providers are currently pending. In addition, legislation has been proposed that imposes liability for or prohibits the transmission over the

Internet of certain types of information. The imposition upon NetNation and other web-site hosting providers of potential liability for information carried on or disseminated through their systems could require NetNation to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources, or to discontinue certain service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals also could affect the growth of Internet use. In addition, NetNation is subject to a number of risks associated with the potential actions of customers utilizing NetNation's network. For example, if a customer were to engage in "spamming" (a practice of sending large quantities of unsolicited email), NetNation would have an obligation to block that customer's access to the Internet through NetNation's network. A failure by NetNation to satisfy this obligation could result in NetNation being denied access to the telecommunications networks through which NetNation's network links to the Internet. Spamming could also cause a significant disruption in NetNation's ability to route email to and from its customers.

Dependence  on  Key  Personnel

NetNation's success depends in significant part upon the continued services of its key personnel. The Company's technical, sales and administrative matters come under the direct responsibility of, or are shared by, the following key personnel: David Talmor, Chairman and President; and Joseph Kibur, Chief Executive Officer. The loss of the services of one or both of these key persons could have a material adverse effect on NetNation's business, results of operations and financial condition.

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

Future  Capital  Needs

NetNation has capital requirements for such applications as marketing and advertising, the development of new services, the expansion and upgrading of its technical infrastructure and data center, and geographical expansion. NetNation may not be successful in generating sufficient cash from operations for those purposes and will need to raise additional capital. Failure to generate sufficient cash flows or to raise sufficient funds may require NetNation to revise, delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities and may make it difficult for NetNation to respond to competitive pressures, any of which could have a material adverse effect on NetNation's business, results of operations and financial condition.

Control  by  Principal  Stockholders,  Executive  Officers  and  Directors

NetNation's Chairman and President, David Talmor, and Chief Executive Officer, Joseph Kibur, in the aggregate, beneficially own approximately 55.2% of NetNation's outstanding common stock as at March 16, 2001. As a result, such persons, acting together, will have the ability to control most matters submitted to stockholders of NetNation for approval (including the election and removal of directors) and to control the management and affairs of NetNation. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of NetNation, impeding a merger, consolidation, takeover or other business combination involving NetNation or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of NetNation, which in turn could have a material adverse effect on NetNation's worth.

Dilutive  Effect  of  Future  Sales  of  Securities

Future sales of substantial amounts of NetNation's Common in the public market could adversely affect the market price of the common stock and shareholders could experience dilution in their stock ownership of the Company and in the value of their shares. Dilution is a reduction in the value of the holder's investment measured by the difference between the purchase price of the shares of the common stock and the net tangible book value of the shares after the purchase takes place. As at December 31, 2000, there were 10,415,821 shares of common stock which are restricted or affiliate shares ("Restricted Shares"). Those Restricted Shares will gradually be converted to free-trading shares, the sale of which could have a material adverse effect on the future market price of NetNation's common stock.

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


ITEM  2:  PROPERTIES
--------------------

NetNation's executive offices and Network Operation Center, are located in Vancouver B.C., Canada. They consist of approximately 14,000 square feet, which is leased at a rate of $21,000 per month pursuant to agreements that expire on April 30, 2002. Beginning on July 1, 1999, NetNation established a representative sales office in London, England, which is leased on a month to month basis at a rate of $3,900. All property is insured to industry standards. The Company believes that these facilities will be suitable for the operation of its business for the foreseeable future.

ITEM  3:  LEGAL  PROCEEDINGS
----------------------------
As at December 1, 2000, the Company has discontinued lease payments on the San Diego premises due to a number of circumstances. To date, the landlord has not commenced legal action against the Company. Should the landlord commence legal action against the Company, the outcome of the proceedings is unknown. The remaining lease payments of $381,254 have been accrued in the consolidated financial statements, and a gain will be recognized in the event of a favorable outcome.

The Company contracted with Inovaware Corporation (formerly known as ISP Power) on January 17, 2000 to develop customized billing software. The contract called for three payments of $80,000 totalling $240,000 and the Company made the first payment in 2000. The Company claims that Inovaware Corporation was unable to complete development of the software in accordance with the terms of the contract, and has terminated the contract with Inovaware on the basis that Inovaware Corporation did not fulfill its contractual obligations. Inovaware Corporation is claiming the Company owes it the remaining $160,000, plus $40,000 for additional work under the terms of the contract. To date, Inovaware Corporation has not commenced legal action against the Company. Should Inovaware commence legal action against the Company, the outcome of the proceedings and the amount of potential damages is unknown. However, should Inovaware prevail in its claim, the Company could be required to pay damages which could have a material effect on the Company's operating results.

To the knowledge of the officers and directors of NetNation, there are no other pending legal proceedings or litigation and none of its property is the subject of a pending legal proceeding. Further, NetNation's officers and directors know of no legal proceedings against NetNation or its property contemplated by any governmental authority.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No items were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM  5:  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

                MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
                  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market  Information

NetNation's common shares are principally traded on the Nasdaq Small Capitalization Market under the ticker symbol NNCI. From February 3, 1999 to April 27, 1999, the common shares of NetNation traded under the ticker symbol
CBET, reflecting the previous name of NetNation as Collectibles Entertainment Inc. On April 27, 1999, NetNation began trading under the ticker symbol NNCI.


                                         Price Range of Common Stock
                                         ---------------------------
                                           High/Ask       Low/Bid
                                         -------------  ------------
Fiscal Year Ended December 31, 2000
  First Quarter . . . . . . . . . . . .  $      17.875  $      4.563
  Second Quarter. . . . . . . . . . . .  $      15.500  $      3.500
  Third Quarter.. . . . . . . . . . . .  $       6.375  $      3.375
  Fourth Quarter. . . . . . . . . . . .  $       4.000  $      1.313

Fiscal Year Ended December 31, 1999
  First Quarter (from February 3, 1999)  $       4.500  $      2.000
  Second Quarter. . . . . . . . . . . .  $       6.125  $      3.250
  Third Quarter . . . . . . . . . . . .  $       5.750  $      3.500
  Fourth Quarter. . . . . . . . . . . .  $       4.875  $      3.750

Holders

As at March 16, 2001 there were approximately 1,800 registered shareholders of record of NetNation's common stock.

Dividends

NetNation has not declared any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. NetNation's policy is to reinvest all earnings into the business.

                     RECENT SALES OF UNREGISTERED SECURITIES

All  amounts  shown  under  this  item  are  in  U.S.  dollars.

On March 3, 2000, NetNation completed a private placement of 250,000 shares of its common stock at a price of $10.00 per share for gross proceeds of $2,500,000. As part of the private placement, the investor also received warrants which entitled it to purchase one additional common share for every two shares it originally purchased. The warrants are exercisable during a two-year period at $12 per common share. The Company may require the exercise of the warrants during this time period if certain financial conditions are met, in which case the Company will receive an additional $1,500,000 and will issue an additional 125,000 common shares. The offering was made to Pictet Ltd. without registration under the Act, in reliance upon the exemption from registration afforded by 506 of Regulation D under the Act. If the exemption under 506 of Regulation D is not available, NetNation believes that this sale was also exempt under Regulation S and 4(2) under the Act, due to the foreign residency of the purchaser, their level of sophistication and the limited number of investors. The price per share in the offering was determined by the board of directors of NetNation based on the then current market price for the shares. At the time the transaction was under negotiation, the share price was trading in the $4.563 to $17.875 range and the offering price reflected the size, volatility and risk commensurate with the nature of the transaction.

NetNation has not sold any securities in reliance upon a registration statement filed under the Securities Act.


ITEM  6:  SELECTED  FINANCIAL  DATA
-----------------------------------

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

For the year ended December 31, 2000, NetNation had revenue of $5,011,859, representing an increase of 100% over the previous year. Since inception, NetNation has focused on maximizing the growth of its customer base and expanding the range of services and products offered.

Prior to April 1999, NetNation did not raise significant external equity or debt to assist in growth. Historically, NetNation has reinvested all excess cash flow in order to maximize growth. The majority of any surplus funds were invested in expanded marketing activities, particularly advertising since advertising has been NetNation's prime driver of new business and has consistently proven its ability to generate revenue growth and new customers.

On April 7, 1999, NetNation raised $0.9 million through the issuance of common shares. On April 12, 1999, NetNation raised a further $1.1 million of convertible debt financing which was subsequently converted to common shares on February 18, 2000. On March 3, 2000, NetNation raised $2.5 million through the issuance of common shares.

                             SELECTED FINANCIAL DATA
===========================================================================
                                        Years ended December 31,
                                           2000          1999          1998
---------------------------------------------------------------------------

Sales                               $ 5,011,859   $ 2,511,021   $1,108,430

Gross profit                          3,199,603     1,799,065      687,191

Expenses
    Sales & marketing                 2,977,927     1,575,699      461,913
    General & admin.                  3,352,296     1,472,687      303,400
    Depreciation                        340,977        95,445       31,428
    Write-off of intellectual
      property                          500,000            --           --

Net loss                              3,971,597     1,344,766      124,677

Loss per share                      $      0.26   $      0.10   $     0.01

Weighted average number              15,316,804    13,164,836    9,692,030
of common shares

Total assets                        $ 3,130,828   $ 1,518,165   $  177,359

Debentures payable                  $        --     1,100,000   $       --

Cash generated by (used for)
    Operating activities            $(1,123,555)  $  (604,773)  $   94,177
    Investing activities             (1,514,787)     (435,922)     (86,590)
    Financing activities              2,399,010     1,982,909       (4,734)
===========================================================================

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATION
-------------

                                OPERATING RESULTS

YEAR  ENDED  DECEMBER  31,  2000  COMPARED  WITH  YEAR  ENDED  DECEMBER 31, 1999

Revenue

NetNation's 2000 revenue was generated from providing web hosting services to SMEs and domain name registration. Also included in revenue were co-located server services; during the year 2000, however, these were relatively minor contributors. NetNation's web hosting customers normally pay a set-up fee and regular charges, either monthly, quarterly or annually, thereafter. There are a variety of hosting packages offered by NetNation in addition to a number of value-added services and products, to enable customers to easily select and modify a solution that precisely meets their individual requirements.

NetNation's 2000 revenues were derived from Web Hosting (72%), Domain Name Registration services (26%), and Server Co-Location (2%). As at December 31, 2000, NetNation had registered approximately 150,000 Internet domain names and was hosting more than 16,000 web-sites. NetNation's products and services are sold worldwide, directly to customers and through VARs (Value Added Resellers).

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 and related material indicates that the fair value of initial set-up fees should be recognized over the estimated period of service. The Company's contracts generally include such fees. The Company has determined the impact of SAB 101 and the resulting cumulative adjustment of $597,950 has been recorded in the Company's financial statements in the fourth quarter of 2000. The effect on first quarter 2000 results if the Company were to restate the previously reported results would be that revenue and gross profit would decrease by $423,217 and the net loss would increase by the same amount. The effect on second quarter 2000 results would be that revenue and gross profit would decrease by $173,677 and the net loss would increase by the same amount. The effect on the third quarter results would be that revenue and gross profit would decrease by $21,764 and the net loss would increase by the same amount.

NetNation's 2000 revenue of $5,011,859 was an increase of $2,500,838, or 100%, over 1999 revenue. During 2000, the number of sites hosted increased approximately 60%, from 10,000 to 16,000, and the number of resellers in the network grew approximately 60%. The growth in hosted sites and revenue was entirely "organic" and resulted from a significant numbe of valuable partnerships and reselling relationships established during the year.

Cost  of  Sales

Cost of sales increased $1,100,300 or 155% from 1999 and as a percentage of revenues, increased from 28% to 36%. Part of the change as a percentage of revenue was due to the effect of the SAB 101 adjustment in 2000 mentioned above. The majority of cost of sales consists of personnel costs for the network operations center and technical support and the costs to register domain names for the Company's customers.

Sales  and  Marketing  Expenses

Sales and marketing expenses rose $1,402,228, or 89%, from 1999, and as a percentage of revenue, decreased from 63% to 59%. The increase was due to higher expenditures on advertising and the increase in the number of personnel. The largest single expenditure category in sales and marketing expenses continues to be the advertising expenditures. Advertising, online and print, is considered to be a significant driver of NetNation's web hosting business.

In March 2000, an equity financing was secured that allowed NetNation to further increase advertising activities in support of its internal growth plan. NetNation's advertising is focused in media where NetNation's advertising is believed to best engage the attention of the target hosting market, small- and medium-sized businesses.

General  and  Administrative  Expenses

General and administrative expenses include expenditures on administrative personnel, rent, general office costs, professional advisors and public relations. In 2000, general and administrative expenses increased $1,879,609, or 128%, over 1999, and as a percentage of revenue, increased from 59% to 67%. The overall increase was due mainly to additional personnel, the amortization of the deferred compensation expense, additional rent on the Company's expanded office space, and increased legal costs.

The Company has set up a provision of $381,254 for the remaining lease payments on the lease on the San Diego premises. As at December 1, 2000, the Company has discontinued lease payments due to a number of circumstances. To date, the landlord has not commenced legal action against the Company. Should the landlord commence legal action against the Company, the outcome of the proceedings is unknown. In the event of a favourable outcome, a gain will be recognized.

Write-Off  of  Intellectual  Property

In 2000, the Company made an unsuccessful attempt to acquire American Digital Network ("ADN"), a company involved in the web-hosting, ISP, and Internet services industry. As part of the planned acquisition, NetNation advanced ADN
$500,000  and  received  as  security  the  intellectual  property rights to the
eStoreManager software. The acquisition was terminated and NetNation has not been able to recover its advanced funds and has taken possession of the eStoreManager software. If ADN is unable to repay the advances, NetNation will retain the full rights to the eStoreManager software. ADN has the option to repurchase the software from NetNation at $500,000 plus 10% annual interest if repurchased by February 10, 2001, $750,000 with no interest if repurchased by May 10, 2001, and $1,500,000 with no interest if repurchased by August 10, 2001. If the vendor decides to repurchase after February 10, 2001 and on or before August 10, 2001, NetNation retains a non-exclusive rights to have a world-wide, royalty-free, perpetual license to use, distribute, and reproduce the software. As at March 16, 2001, ADN has not exercised its option to repurchase the software. As the Company does not expect to recover the amounts advanced to ADN, nor does it expect to make commercial use of the intellectual property rights acquired, the Company has decided to write-off the amount advanced to ADN.


YEAR  ENDED  DECEMBER  31,  1999  COMPARED  WITH  YEAR  ENDED  DECEMBER 31, 1998

Revenue

NetNation's 1999 revenue was generated from providing web hosting services to SMEs and domain name registration. Also included in revenue was co-located server services but for 1999 this was a relatively minor contributor. NetNation's web hosting customers normally pay a set-up fee and regular charges, either monthly, quarterly or annually, thereafter. There are a variety of hosting packages offered by NetNation in addition to a number of value-added services and products, to enable customers to easily select and modify a solution that precisely meets their individual requirements.

NetNation's 1999 revenues were derived from Web Hosting (88%), Domain Name Registration services (12%), and Server Co-Location (1%). As at December 31, 1999, NetNation had registered over 55,000 Internet domain names and was hosting more than 10,000 web-sites. NetNation's products and services are sold worldwide, directly to customers and through VARs (Value Added Resellers).

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

Cost  of  Sales

Cost of sales increased $290,717 or 69% from 1998 and as a percentage of revenues, decreased from 38% to 28%. The majority of cost of sales consists of personnel costs for the network operations center and technical support.

Sales  and  Marketing  Expenses

Sales and marketing expenses rose $1,113,786, or 241%, from 1998, and as a percentage of revenue, increased from 42% to 63%. The significant majority of sales and marketing expenses are comprised of advertising expenditures. In fact, during 1999, 82% of non-personnel sales and marketing expenses were for online and print advertising. Advertising, online and print, is considered to be a significant driver of NetNation's web hosting business.

During 1998 expenditures were restricted on advertising to a level supported by internal cash generation. In April 1999, an equity financing was secured which allowed NetNation to increase advertising activities in support of its internal growth plan. NetNation's advertising is focused in media where NetNation's advertising is believed to best engage the attention of the target hosting market, small- and medium-sized businesses.

General  and  Administrative  Expenses

General and administrative expenses include expenditures on administrative personnel, rent, general office costs, professional advisors and public relations. In 1999, general and administrative expenses increased $1,169,287, or 385%, over 1998, and as a percentage of revenue, increased from 27% to 59%. The increase was due mainly to additional personnel and the additional costs of professional advisors and public relations that are normally associated with public companies.

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

On April 12, 1999, after the acquisition of the Canadian Subsidiary, NetNation raised $1,100,000 through the sale of two Series A Convertible Debentures, both of which originally matured on September 30, 2000. Each debenture is non-interest bearing and is convertible into 275,000 shares of common stock at a rate of $2.00 per share. On February 18, 2000, the holders of the convertible debentures exercised their option to convert the debentures to shares of common stock. NetNation also raised $900,000 through a private placement of 450,000 shares of common stock at $2.00 per share.

During the summer of 1999, NetNation issued 60,000 shares to an unrelated company in return for investor and public relations services.

On March 3, 2000, NetNation issued 250,000 common shares at $10 per share for gross proceeds of $2,500,000. In addition, NetNation issued warrants entitling the investors to purchase one additional share for every two shares they already own. The warrants are exercisable during a two-year period at $12 per additional share purchased. NetNation may require the exercise of the warrants during this time period if certain financial conditions are met, in which case NetNation will receive an additional $1,500,000 and will issue a further 125,000 shares of common stock.

In 2000, NetNation utilized net cash of $1,123,555 for operating activities which includes a positive contribution of $1,895,503 from working capital items. NetNation continued to build its brand in web hosting through increased marketing expenditures included in the operating loss. NetNation also established itself in the domain name registration business through the incorporation of its wholly-owned subsidiary DomainPeople Inc. and the associated marketing expenditures. NetNation continued to expand its data center through investment in infrastructure. To fund these initiatives, $2,348,942 was raised through the issuance of common stock and the Company entered into leasing transactions of $51,565 for part of its capital expenditures. At the end of 2000, the Company had $748,745 in cash and equivalents.

In 1999, NetNation utilized net cash of $604,773 for operating activities which includes a positive contribution of $252,490 from working capital items. In addition to increased marketing expenditures included in the operating loss, NetNation also set the stage for future growth by increasing investment in data center and other equipment. To fund these expenditures, $1,100,000 was raised through the issue of debentures and $932,211 through the issue of common stock. At the end of 1999, the Company had $988,077 in cash and equivalents.

In 1998, NetNation generated sufficient cash from operations to fund capital expenditures. NetNation did not raise significant equity or debt funding. Net cash generated from operating activities was $94,177 in 1998.

                        OUTLOOK: ISSUES AND UNCERTAINTIES

Refer  to  "Risk  Factors Affecting Future Operating Results" in this Form 10-K.


ITEM  7A:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

NetNation believes its exposure to overall foreign currency risk is immaterial. NetNation does not manage or maintain market risk sensitive instruments for trading or other purposes and is, therefore, not subject to multiple foreign exchange rate exposures. As disclosed in Item 7, on February 24, 2000, the holders of the convertible debentures exercised their option and converted all of the debentures into common shares. After giving effect to this conversion, the Company has no outstanding long-term indebtedness for which the Company is subject to the risk of interest rate fluctuations.

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

ITEM  8:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------------------------------------------------------

The  Consolidated   Financial  Statements   of  NetNation  Communications  Inc.,
including  the  Report  of Independent Auditors, are set forth beginning on page
F-1.

UNAUDITED  QUARTERLY  FINANCIAL  INFORMATION

  The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters:

==========================================================================================
                                                      Fiscal  2000  Quarter  End
                                           -----------------------------------------------
                                           March 31    June 30   September 30  December 31
------------------------------------------------------------------------------------------
Sales before cumulative adjustment (note)  1,414,732  1,423,387     1,390,814    1,380,876
Cumulative adjustment (note)                (423,217)  (173,677)      (21,764)      20,708
Sales after cumulative adjustment (note)     991,515  1,249,710     1,369,050    1,401,584
Gross profit.                                590,823    750,596       880,241      977,943
Net loss for the period                      582,302    635,191     1,067,571    1,686,533
Net loss per share                              0.04       0.04          0.07         0.11
==========================================================================================

==========================================================================================
                                                     Fiscal  1999  Quarter  End
                                           -----------------------------------------------
                                           March 31     June 30  September 30  December 31
------------------------------------------------------------------------------------------
Sales                                       425,891     484,308       606,601      994,221
Gross profit                                306,435     336,888       432,000      723,742
Net loss                                        909     273,900       495,382      574,575
Net loss per share                             0.00        0.03          0.05         0.02

Footnote: The fourth quarter of 2000 includes a cumulative adjustment of a reduction in revenue and income of $597,950 for a change in accounting policy.


ITEM  9:  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

No changes in and disagreements with accountants are reportable pursuant to this item.

                                    PART III

ITEM 10:  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

IDENTIFICATION  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

The following table contains information regarding the members of the Board of Directors and the Executive Officers of the Company as of the Record Date:

Name             Age                Position(s)
---------------  ---  ----------------------------------------

David Talmor      43  Chairman, President and Director
---------------  ---  ----------------------------------------
Joseph Kibur      28  CEO and Director
---------------  ---  ----------------------------------------
Ernest Cheung     50  Director
---------------  ---  ----------------------------------------
Anil Wirasekara   44  Director
---------------  ---  ----------------------------------------
Calvin Mah        38  CFO
---------------  ---  ----------------------------------------
Jag Gill          31  General Counsel, Secretary and Director
---------------  ---  ----------------------------------------

All of the officers identified above serve at the discretion of the Board and have consented to act as officers of the Company. The biographies for the above individuals are presented below:

DAVID TALMOR is Chairman of the Board and President of NetNation Communications, Inc., Delaware, U.S.A. Mr. Talmor was Chief Executive Officer of the Company until January 2000. Previously, he was appointed Chairman of the Board, President, Chief Executive Officer and Secretary of NetNation Communications, Inc., Delaware, U.S.A., in April 1999. From March 1997 to April 1999, Mr. Talmor served as Director, Chief Executive Officer and President of the Canadian subsidiary of NetNation Communications, Inc. Mr. Talmor has over 15 years of business experience, both in Financial/Business roles (more recently), and in Electronics Engineering roles (Israeli Air Force, Eldat and Moldat). From 1996 to 1997, he was President of Minerva Ventures Management, Richmond, British
Columbia, Canada, investigating suitable technological companies as investment and acquisition candidates. From 1994 to 1995, he was Business Development Manager of MacDonald Dettwiler & Associates Ltd., Richmond, British Columbia,
Canada, (www.mda.ca), a Canadian company in the field of satellites' ground stations. Mr. Talmor qualified as a Certified Public Accountant (CPA) in Israel with Kesselman & Kesselman, Chartered Accountants, the country's largest accounting firm and associated with Coopers & Lybrand. Mr. Talmor received a BA in Economics and Accounting, a B.Sc. in Statistics and an MBA, all from Tel-Aviv University in 1985, 1985 and 1988 respectively. In addition, Mr. Talmor received an Electronics Diploma from both "The Technological Institute of Tel-Aviv" in 1976 and from "The Israeli Air-Force", IDF in 1978.

JOSEPH KIBUR was appointed Chief Executive Officer of NetNation Communications, Inc., Delaware, U.S.A. in September 2000. He was appointed a Director and Chief Operating Officer of NetNation Communications, Inc., Delaware, U.S.A., in April 1999. From March 1997 to April 1999, he served as Director, Chief Operating Officer and Secretary of the Canadian Subsidiary of NetNation Communications, Inc. From 1995 to 1997 Mr. Kibur operated his own Internet consulting business (Superhighway Consulting, Vancouver, British Columbia, Canada) until he co-founded the Canadian Subsidiary of NetNation Communications, Inc. with Mr. David Talmor. Prior, Mr. Kibur attended Simon Fraser University, Burnaby, British Columbia, Canada, and in 1996 obtained his Bachelor of Science (B.Sc.) degree in Management and Systems Science (Computer Science, Business and Mathematics).

ERNEST CHEUNG has served as Director of NetNation Communications, Inc., Delaware, since February 1999. Mr. Cheung received an MBA in Finance and Marketing from Queen's University, in Kingston, Ontario in 1975, and obtained a Bachelors Degree in Math in 1973 from University of Waterloo, Ontario. From 1984 to 1991 he was Vice President and Director, Capital Group Securities, Ltd. in Toronto, Canada. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada. From 1993 to 1994 he was Vice Chairman, Tele Pacific International Communications Corp. of Vancouver, B.C. He has served or served as a director of the following companies:

Name of Issuer                    Symbol       Market         Position    From      To
--------------------------------  ------  -----------------  ----------  -------  -------
Agro International Holdings Inc.  AOH     CDNX               President   Jan-97   Current
BIT Integration Technology Inc.   BGT     CDNX               VP Finance  Feb-96   Jun-97
China NetTV Holdings Inc.*        CNHD    OTCBB              President   May-00   Current
Drucker, Inc.*.                   DKIN    OTCBB              Secretary   Apr-97   Current
Global-Pacific Minerals Inc.      GPJ     TSE, CDNX                      Mar-97   Current
ITI World Investment Group Inc.   IWI.A   CDNX                           Jun-98   Current
NetNation Communications Inc.     NNCI    Nasdaq Small Cap.              Apr-99   Current
Pacific E-Link Corp.              PLC     CDNX                           Sep-92   Jun-95
Richco Investors Inc.             YRU.A   CDNX               President   May-95   Current
SpeechLink Communications Corp    SLCC    NASD Pink Sheet                May-98   Current
Spur Ventures Inc.                SVU     CDNX                           Mar-97   Current
Xin Net Corp.*                    XNET    OTCBB              Secretary   Mar-97   Current

*  Reporting  Companies  in  US

ANIL WIRASEKARA has served as Director of NetNation Communications, Inc., Delaware, since October 1999. In 1992, Mr. Wirasekara joined MacDonald
Dettwiler and Associates Ltd., one of Canada's largest space technology and information systems companies and a world leader in satellite mapping and spatial information services, as the Manager of Operations Accounting and Information, and in 1995 was appointed Chief Financial Officer. From 1988 to 1991, he was Controller and Secretary of Rainex Limited, a Vancouver company involved in project developments, technology transfers and international trade. Mr. Wirasekara holds the designations of a Chartered Accountant and Certified Management Accountant. Mr. Wirasekara is also a member of the Chartered Institute of Management Accountants of the U.K., the Chartered Institute of Marketing and Management of the U.K. and the Institute of Chartered Accountants of Sri Lanka.

CALVIN MAH was appointed Chief Financial Officer of NetNation Communications, Inc. in February 2001. Prior to joining NetNation, from 1996 to 2000, Mr. Mah was CFO of Simba Technologies Inc., a privately-held, venture-backed software development company. In 1995-96, Mr. Mah was Senior Financial Analyst for
Pacific Forest Products Ltd., a $400 million publicly-traded logging and sawmilling company with 1,100 employees. In 1993-95, Mr. Mah was Controller of Brookdale International Systems Inc., a privately held developer and manufacturer of emergency respiratory devices for industrial and consumer use. From 1989 to 1993, Mr. Mah was Manager of Corporate Finance for Granges Inc., a $60 million publicly-traded gold, silver, copper and zinc mining company with operations in the U.S. and Canada. Mr. Mah is professionally qualified as a Chartered Accountant. He graduated with a Bachelor of Commerce in Accounting and Management Information Systems (Honours) from the University of British Columbia in 1985.

JAG GILL was appointed General Counsel of NetNation Communications, Inc. in July 1999. During May 1997 to July 1999, Mr. Gill articled with Baker Newby, Abbotsford and became Associate Solicitor prior to joining NetNation. Mr. Gill attended Osgoode Hall Law School, York University, Toronto Ontario and graduated with a Bachelor of Laws in 1997. He received his Bachelor of Arts in Economics in 1993 from the University of Victoria in Canada.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2000, its Directors, Executive Officers and greater-than-10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11:  EXECUTIVE  COMPENSATION
---------------------------------

                           SUMMARY COMPENSATION TABLE

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the Chief Executive Officer ("CEO") or individual acting in a similar capacity, and the four most highly compensated executive officers for the year ended December 31, 2000. The table includes executive compensation paid to the principals of the Canadian Subsidiary prior to it being acquired by the Company.

                               Annual Compensation                      Long Term Compensation
                     ------------------------------------------  ----------------------------------
                                                                           Awards          Payouts
                                                                 ------------------------  --------
                                                                  Restricted
                                                                    Shares     Securities
                                                                      Or          Under
                                                                  Restricted    Options/
Name and                                             Other           Share        SARs        LTIP
Principal             Year     Salary   Bonus        Annual          Units       Granted    Payouts
Position               ***     (USD$)    ($)    Compensation ($)      ($)          (#)        ($)
(a)                    (b)      (c)      (d)          (e)             (f)          (g)        (h)
----------------------------------------------------------------------------------------------------
David Talmor,        2000     105,348
Chairman, President, 1999**   109,029       -                 -            -            -         -
and Director   ****  1998*     56,395       -                 -            -            -         -

* Compensation in 1998 precedes the acquisition of the Canadian Subsidiary by the Company, and accordingly the Principal Position and compensation columns relate to payments made by the Canadian Subsidiary and not the Company.

** As the acquisition of the Canadian Subsidiary by the Company occurred on April 7, 1999, the Principal Position and compensation prior to this relate to payments made by the Canadian Subsidiary and not the Company. Payments of $36,000 were made by the Canadian Subsidiary to David Talmor with the remainder of the compensation for 1999 being paid by the Company.

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

                            COMPENSATION OF DIRECTORS

Directors are not compensated for their service as directors other than with stock options. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company.

             EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT  AND
                         CHANGE-IN-CONTROL ARRANGEMENTS

There are currently no employment contracts in place with the executive officers of the Company other than the standard employment agreements used for all employees. The Company intends to review its contracts with certain key individuals, including the rights and obligations of the Company upon the resignation of an officer, or upon a change in control of the Company.

Compensation  Committee  Interlocks  and  Insider  Participation

The members of the Compensation Committee are Mr. Cheung Mr. Wirasekara. All of the members of the committees are directors of the Company.

Board  Compensation  Committee  Report  on  Executive  Compensation

The Board Compensation Committee was formed March 2000. The board has not prepared a report on executive compensation at this time. As at March 16, 2001, no policies have been defined with respect to compensation for executive officers by the committee.

                                PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company's common stock with the cumulative total return on The Nasdaq Composite Index and The Nasdaq Telecommunications Index. These two indices have been chosen for their relevance in assessing the performance of the Company against that of companies in the same or similar lines of business. The period displayed commences on September 30, 1999, being the end of the month date that the Company's common stock became registered under Section 12 of the Securities Exchange Act of 1934, as amended. The graph assumes an investment of $100 on September 30, 1999, and the reinvestment of any dividends.

             [                  PERFORMANCE GRAPH
              Comparison of Cumulative Total Return to Stockholders
                    September 30, 1999 to December 31, 2000        ]

----------------------------------------------------------
                    NetNation        Nasdaq       Nasdaq
                    Communications   Composite    Telecom
                    Inc.             Index        Index
----------------------------------------------------------
September 30, 1999  $100.00          $100.00      $ 100.00
October 31, 1999    $103.13          $108.02      $ 118.69
November 30, 1999   $109.38          $121.48      $ 131.39
December 31, 1999   $115.63          $148.18      $ 162.52
January 31, 2000    $231.25          $143.49      $ 158.04
February 28, 2000   $294.53          $171.03      $ 182.64
March 31, 2000      $299.61          $166.52      $ 176.38
April 30, 2000      $181.25          $140.58      $ 142.53
May 31, 2000        $121.88          $123.84      $ 120.81
June 30, 2000       $110.94          $144.42      $ 139.36
July 31, 2000       $128.13          $137.17      $ 128.26
August 31, 2000     $100.00          $153.17      $ 133.09
September 30, 2000  $ 96.88          $133.74      $ 116.83
October 31, 2000    $ 75.78          $122.70      $  99.89
November 30, 2000   $ 71.88          $ 94.60      $  74.16
December 31, 2000   $ 75.00          $ 89.96      $  74.18

ITEM 12:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
-------------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 16, 2001 by

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

--------------  ----------------------------------------  --------------------  -------------------
                            Name and Address              Amount of Beneficial
Title of Class            Of Beneficial Owner                  Ownership        Percent of Class(2)
--------------  ----------------------------------------  --------------------  -------------------
                David Talmor(3)
Common          Chairman, President,  and Director                4,187,000(1)               27.49%
--------------  ----------------------------------------  --------------------  -------------------
                Joseph Kibur(3)
Common          CEO and Director                                     4,267,000               28.01%
--------------  ----------------------------------------  --------------------  -------------------
                Ernest Cheung
                Director
                830-789 West Pender Street,
Common          Vancouver, British Columbia, V6C 1H2                         0                   0%
--------------  ----------------------------------------  --------------------  -------------------
                Jag Gill(3)
                General Counsel and Secretary and
Common          Director                                                36,000                0.24%
--------------  ----------------------------------------  --------------------  -------------------
                Calvin Mah(3)
Common          CFO                                                          0                   0%
--------------  ----------------------------------------  --------------------  -------------------
                Anil Wirasekara
                Director
                13800 Commerce Parkway, Richmond,
Common          British Columbia, V6V 2J3                                    0                   0%
--------------  ----------------------------------------  --------------------  -------------------
                All Executive Officers and Directors as
Common          a Group (6 persons)                                  8,490,000               55.74%
--------------  ----------------------------------------  --------------------  -------------------

1  2,093,500  common shares beneficially held by David Talmor are registered in the name of Shelley
   Talmor,  wife.

2  Based  on a total issued and outstanding share capital as at March 16, 2001 of 15,232,321 common shares.

3  The  business  address for the individuals indicated above is : 1410 - 555 West Hastings Street,
   Vancouver,  British  Columbia,  Canada,  V6B  4N6.

ITEM 13:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
------------------------------------------------------------

No transactions with management or other parties occurred during the year that would otherwise be reported under this section.

                                     PART IV

ITEM 14:  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K
-------------------------------------------------------------------------------

1)  FINANCIAL  STATEMENTS

The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the independent certified public accountants, and financial statement schedules, are filed pursuant to Item 8 of this Report:

Description                                                                                 Page
-----------                                                                                 ----
Independent Auditors' Report dated March 7, 2001                                            F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999                                F-2

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998  F-3

Consolidated Statement of Stockholders' Equity (Deficiency) for the years ended
  December 31, 2000, 1999 and 1998                                                          F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998  F-5

Notes to Consolidated Financial Statements                                                  F-6

2)  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

3)  LIST  OF  EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
   2 **  Agreement dated March 31, 1999 between the shareholders of NetNation (The
         Canadian Subsidiary), NetNation (The  Canadian Subsidiary), and NetNation
         (formerly Collectibles Entertainment Inc.)

 3.1 **  Articles  of  Incorporation

 3.2 **  By-laws

 4.1 ** Convertible Debenture for $550,000 Maturing on September 30, 2000 issued to Polaris Investitionen Ltd.

 4.2 ** Convertible Debenture for $550,000 Maturing on September 30, 2000 issued to Beste Investitionen Ltd.

     21  List of Subsidiaries

     ** Incorporated by reference from the Registration Statement on Form 10 of the Registrant filed with the Securities and Exchange Commission on July
         29, 1999, as amended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETNATION  COMMUNICATIONS  INC.

By:/s/  Joseph  Kibur
   ------------------
Name:  Joseph  Kibur
Title:  Chief  Executive  Officer

Dated:  March  29,  2001.


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                            TITLE                          DATE

By:/s/ David Talmor     President and Chairman of the Board and      March 29, 2001
----------------------
Name:  David Talmor     Director


By:/s/ Joseph Kibur     Chief Executive Officer and Director         March 29, 2001
----------------------
Name:  Joseph Kibur     (Principal Executive Officer)


By:/s/ Jag Gill         General Counsel and Secretary and Director   March 29, 2001
----------------------
Name:  Jag Gill


By:/s/ Anil Wirasekara  Director                                     March 29, 2001
----------------------
Name:  Anil Wirasekara


By:/s/ Ernest Cheung    Director                                     March 29, 2001
----------------------
Name:  Ernest Cheung


By:/s/ Calvin Mah       Chief Financial Officer                      March 29, 2001
----------------------
Name:  Calvin Mah       (Principal Accounting Officer)


INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

Description                                                                                 Page
-----------                                                                                 ----
Independent Auditors' Report dated March 7, 2001                                            F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999                                F-2

Consolidated Statements of Operations and Comprehensive Loss for the years ended
December 31, 2000, 1999 and 1998                                                            F-3

Consolidated Statement of Stockholders' Equity (Deficiency) for the years ended
December 31, 2000, 1999 and 1998                                                            F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998  F-5

Notes to Consolidated Financial Statements                                                  F-6

AUDITORS'  REPORT  TO  THE  STOCKHOLDERS

We have audited the consolidated balance sheets of NetNation Communications Inc. as at December 31, 2000 and 1999, and the consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in accordance with generally accepted accounting principles in the United States of America.




/s/ Chartered  Accountants

Vancouver,  Canada
March  7,  2001

NETNATION  COMMUNICATIONS  INC.
Consolidated  Balance  Sheets
(Expressed  in  United  States  dollars)


December 31, 2000 and 1999
=================================================================================================
                                                                           2000          1999
-------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                            $   748,745   $   988,077
  Accounts receivable                                                       33,208        10,961
  Prepaid expenses and deposits                                            131,879        63,208
  Deferred expenses                                                        541,000             -
-------------------------------------------------------------------------------------------------
                                                                         1,454,832     1,062,246

Deferred expenses, non current portion                                     125,044             -
Fixed assets, net of accumulated depreciation of $471,391
    (1999 - $134,885) (note 4)                                           1,450,952       455,919
Investments (note 5)                                                       100,000             -
-------------------------------------------------------------------------------------------------

                                                                       $ 3,130,828   $ 1,518,165
=================================================================================================

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Accounts payable and accrued liabilities                             $   593,518   $   189,146
  Contingent lease payments (note 11(a))                                   381,254             -
  Customer deposits                                                         64,517             -
  Deferred revenue                                                       1,901,042       400,007
  Capital lease liability (note 8)                                          13,867             -
  Debentures payable (note 6)                                                    -     1,100,000
-------------------------------------------------------------------------------------------------
                                                                         2,954,198     1,689,153

Deferred revenue, non current portion                                      301,287             -
Capital lease liability, non current portion (note 8)                       37,698             -

Stockholders' equity (deficiency):
  Share capital (note 7):
    Authorized:  50,000,000 common shares with a par value of
      $0.0001 each
    Issued:  15,310,321 common shares, and 5,000 to be issued shares         1,532         1,461
  Additional paid-in capital (notes 7(b) and 7(c))                       5,970,896     2,339,471
  Deferred stock-based compensation                                       (666,732)   (1,015,466)
  Accumulated other comprehensive income                                    14,601        14,601
  Deficit                                                               (5,482,652)   (1,511,055)
-------------------------------------------------------------------------------------------------
                                                                          (162,355)     (170,988)
-------------------------------------------------------------------------------------------------

                                                                       $ 3,130,828   $ 1,518,165
=================================================================================================

Commitment  (note  8)
Contingencies  (note  11)
Subsequent  events  (note  12)

See  accompanying  notes  to  consolidated  financial  statements.

Approved  on  behalf  of  the  Board:

 /s/ Joseph Kibur              Director /s/ David Talmor              Director
------------------------------          ------------------------------

NETNATION  COMMUNICATIONS  INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed  in  United  States  dollars)
==================================================================================
                                                 Years  ended  December  31,
                                                 ---------------------------
                                                2000         1999         1998
----------------------------------------------------------------------------------
Sales                                        $ 5,011,859  $ 2,511,021  $1,108,430

Cost of sales                                  1,812,256      711,956     421,239
----------------------------------------------------------------------------------

Gross profit                                   3,199,603    1,799,065     687,191

Expenses:
  Sales and marketing                          2,977,927    1,575,699     461,913
  General and administration                   3,352,296    1,472,687     303,400
  Write-off of intellectual property (note 3)    500,000            -           -
  Depreciation and amortization                  340,977       95,445      31,428
----------------------------------------------------------------------------------
                                               7,171,200    3,143,831     796,741
----------------------------------------------------------------------------------

Loss for the year                              3,971,597    1,344,766     109,550

Other comprehensive income (loss):
  Foreign currency translation adjustments             -            -     (15,127)
----------------------------------------------------------------------------------

Comprehensive loss                           $ 3,971,597  $ 1,344,766  $  124,677
==================================================================================

Loss per share, basic and diluted            $      0.26  $      0.10  $     0.01
==================================================================================

Weighted average shares used in comparing
  loss per share, basic and diluted           15,316,804   13,164,836   9,692,030
==================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

NETNATION  COMMUNICATIONS  INC.
Consolidated  Statement  of  Stockholders'  Equity  (Deficiency)
(Expressed  in  United  States  dollars)
==================================================================================================================================
                                                                                 Deferred    Accumulated
                                                                  Additional       stock-       other
                                                                    paid-in        based    comprehensive
                                            Shares      Amount      capital     compensation    income     Deficit        Total
----------------------------------------------------------------------------------------------------------------------------------
                                                           $           $             $            $           $             $
Balance at December 31, 1997                       -          -            -               -      (526)      (19,423)     (19,949)

Issuance of common stock for cash          1,097,000        110       29,590               -         -             -       29,700

Foreign exchange gain                              -          -            -               -    15,127             -       15,127

Excess of cost over carrying value of
  common stock redeemed and cancelled              -          -            -               -         -       (37,316)     (37,316)

Loss for the year                                  -          -            -               -         -      (109,550)    (109,550)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                 1,097,000        110       29,590               -    14,601      (166,289)    (121,988)

Issuance of common stock for cash          4,000,000        400       39,600               -         -             -       40,000

Common stock cancelled in conjunction
  with the recapitalization               (1,000,000)         -            -               -         -             -            -

Adjustment in accordance with
  recapitalization accounting
  principles                                       -       (100)     (62,864)              -         -             -      (62,964)

Common stock issued to effect the
  recapitalization                        10,000,000      1,000       25,672               -         -             -       26,672

Issuance of common stock for cash            450,000         45      899,955               -         -             -      900,000

Issuance of common stock for services
  provided to the Company                     60,000          6      266,394               -         -             -      266,400

Deferred stock-based compensation                  -          -    1,141,124      (1,141,124)        -             -            -

Amortization of deferred stock-based
  compensation                                     -          -            -         125,658         -             -      125,658

Loss for the year                                  -          -            -               -         -    (1,344,766)  (1,344,766)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                14,607,000      1,461    2,339,471      (1,015,466)   14,601    (1,511,055)    (170,988)

Conversion of debentures to common
  stock                                      550,000         55    1,099,945               -         -             -    1,100,000

Cash proceeds from private placement of
  common stock, net of offering costs        250,000         25    2,348,437               -         -             -    2,348,462

Deferred stock-based compensation                  -          -      (12,829)         12,829         -             -            -

Amortization of deferred stock-based
  compensation                                     -          -            -         432,785         -             -      432,785

Issuance of common stock to settle
share issue costs                              5,000          1       49,999               -         -             -       50,000

Issuance of common stock for cash             48,000          4       97,356         (96,880)        -             -          480

Common shares to be issued                     5,000          1       49,999               -         -             -       50,000

Cancellation of common stock                (149,679)       (15)      (1,482)              -         -             -       (1,497)

Loss for the year                                  -          -            -               -         -    (3,971,597)  (3,971,597)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                15,315,321      1,532    5,970,896        (666,732)   14,601    (5,482,652)    (162,355)
==================================================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

NETNATION  COMMUNICATIONS  INC.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  dollars)
=============================================================================================
                                                             Years  ended  December  31,
                                                             ---------------------------
                                                           2000          1999         1998
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Loss for the year                                    $(3,971,597)  $(1,344,766)  $(109,550)
  Items not involving cash:
    Depreciation and amortization                          340,977        95,445      31,428
    Value assigned to shares issued for services                 -       266,400           -
    Value assigned to shares issued in settlement
      of share issue costs                                  50,000             -           -
    Value assigned to shares to be issued for
      settlement of share issue costs                       50,000             -           -
    Employee stock-based compensation                      432,785       125,658           -
    Loss on disposal of fixed asset                         78,777             -           -
  Changes in non-cash operating working capital:
    Accounts receivable                                    (22,247)        1,674      (7,324)
    Prepaid expenses and deposits                          (68,671)      (59,789)        437
    Deferred expenses                                     (666,044)            -           -
    Accounts payable and accrued liabilities               404,372        91,346      53,514
    Contingent lease payments                              381,254             -           -
    Customer deposits                                       64,517             -           -
    Deferred revenue                                     1,802,322       219,259     125,672
---------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities   (1,123,555)     (604,773)     94,177
Cash flows from investing activities:
  Purchase of fixed assets                              (1,414,787)     (435,922)    (91,327)
  Purchase of investments                                 (100,000)            -           -
  Proceeds on disposal of fixed assets                           -             -       4,737
---------------------------------------------------------------------------------------------
  Net cash used for investing activities                (1,514,787)     (435,922)    (86,590)
Cash flows from financing activities:
  Redemption of capital                                          -       (49,302)     (5,860)
  Issue of debentures                                            -     1,100,000           -
  Lease financing                                           51,565             -           -
  Issue of share capital, net of share issue costs       2,348,942       932,211       1,126
  Cancellation of shares                                    (1,497)            -           -
---------------------------------------------------------------------------------------------
  Net cash provided by financing activities              2,399,010     1,982,909      (4,734)
Effect of exchange rates on cash and cash equivalents            -             -      15,127
---------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents          (239,332)      942,214      17,980

Cash and cash equivalents, beginning of period             988,077        45,863      27,883
---------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period               $   748,745   $   988,077   $  45,863
=============================================================================================

Supplementary information:
  Cash paid for:
    Interest                                           $     2,350   $         -   $   6,934
    Income taxes                                                 -           959           -
  Non-cash transactions:
    Shares issued to third parties for services            100,000       266,400           -
    Conversion of debentures to common stock             1,100,000             -           -
    Shares issued to employees for services                      -     1,141,124           -
=============================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2000,  1999  and  1998
================================================================================

1.   DESCRIPTION  OF  BUSINESS:

     NetNation Communications Inc. (the "Company") was incorporated on May 7, 1998 under the laws of the State of Delaware as Collectibles Entertainment Inc. ("Collectibles").

     On April 7, 1999, Collectibles acquired all of the outstanding common shares of NetNation Communications Inc. ("NetNation Canada"). As Collectibles was inactive at the time of the transaction, this issuance was accounted for as a capital transaction of NetNation Canada, effectively as if NetNation Canada issued common shares to acquire the net monetary assets of Collectibles followed by a recapitalization. From April 7, 1999, the results of NetNation Canada are included on a consolidated basis with those of Collectibles. Subsequent to the transaction, Collectibles changed its name to NetNation Communications Inc.

     On November 24, 1999, DomainPeople Inc. ("DomainPeople"), a wholly-owned subsidiary of NetNation, was incorporated under the laws of the State of Delaware and was formed to offer domain name registration and related services. DomainPeople is accredited by the Internet Corporation for Assigned Names and Numbers, the regulatory body charged with administering accreditation, as a registrar for top-level domain names.

     The Company's principal business activities are the provision of web-site hosting, domain name registration, and related services to small and medium sized businesses.

2.   SIGNIFICANT  ACCOUNTING  POLICIES:

     (a)  Basis  of  presentation:

          These consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, NetNation Communications Inc., NetNation Communications (UK) Inc., NetNation Communications (USA) Inc., and DomainPeople Inc. All material intercompany balances and transactions have been eliminated.

          These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Through December 31, 1998, the Company's consolidated financial statements were presented in accordance with generally accepted accounting principles in Canada. The application of United States accounting principles to these consolidated financial statements has been made on a retroactive basis. For the year ended December 31, 1998 there were no material differences previously reported to the Company's consolidated financial statements arising from differences between generally accepted accounting principles in Canada and the United States.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2000,  1999  and  1998
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (b)  Cash  and  cash  equivalents:

          Cash and cash equivalents include highly liquid investments, such as term deposits, having terms to maturity of three months or less when acquired that are readily convertible to contracted amounts of cash.

     (c)  Fixed  assets:

          Fixed  assets  are  stated  at  cost  less  accumulated  depreciation.
          Depreciation  is  computed  annually  as  follows:

======================================================
Assets                        Basis           Rate
------------------------------------------------------
Computer hardware       declining-balance          30%
Computer software       declining-balance          30%
Furniture               declining-balance          20%
Office equipment        declining-balance          30%
Leasehold improvements  straight-line      lease term
======================================================

          The Company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimates of undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When such a difference arises, the impairment loss is calculated as the excess of the carrying value over the asset's fair value. No such impairment losses have been identified by the Company for the years ended December 31, 2000, 1999 and 1998.

     (d)  Investments:

          The Company has an investment in a non-publicly traded company in which it has less than 20% of the voting rights and in which it does not exercise significant influence. This investment is carried at cost. The Company monitors this investment for impairment, and makes appropriate reductions in carrying value when necessary.

     (e)  Advertising  costs:

          Advertising costs are expensed as incurred and totaled $1,750,415, $1,271,350 and $348,069 during the years ended December 31, 2000, 1999 and 1998, respectively.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2000,  1999  and  1998
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (f)  Revenue  recognition:

          Revenue is recognized as web-site hosting, domain name and related services are provided. Revenue from web-site hosting set-up fees is recognized over the estimated period the hosting services are provided to customers, which is typically 12 months. Domain name registration and maintenance revenue is recognized ratably over the contract term which is between one and ten years.

          In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 and related material indicates that the fair value of initial set-up fees should be recognized over the estimated period of service. The Company's contracts generally include such fees. The Company has determined the impact of SAB 101 and the resulting cumulative adjustment of $597,950 has been recorded in the Company's financial statements in the fourth quarter of 2000.

     (g)  Deferred  expense:

          The cost of acquiring domain names is deferred and amortized in conjunction with the recognition of domain name registration and maintenance revenue.

     (h)  Stock-based  compensation:

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for awards of common stock granted to employees. Deferred stock-based compensation is recorded at the measurement date, which is generally the date of grant, when the market value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

          Non-employee options are accounted for under SFAS 123 and recognized at the fair value of the options as determined by an option pricing model as the related services are provided.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2000,  1999  and  1998
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (i)  Use  of  estimates  and  assumptions:

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

     (j)  Fair  value  of  financial  instruments:

          Carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, capital lease liability and accrued liabilities approximate fair value due to their short terms to maturity.

     (k)  Translation  of  foreign  currencies:

          The Company's functional and reporting currency is the United States dollar. Transactions undertaken in a currency other than the United States dollar are remeasured into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income.

          The foreign currency financial statements of integrated subsidiaries are translated into United States dollars using the temporal method. Under this method, monetary assets and liabilities are translated At the exchange rates in effect at the balance sheet date and non-monetary items are translated at the exchange rates in effect on transaction dates. Revenue and expense items, except amortization, are translated at average exchange rates for the period, and amortization is translated at the same exchange rate as the asset to which it relates. Exchange gains and losses resulting from the translation of foreign currency financial statements of integrated subsidiaries are recognized in income.

     (l)  Income  taxes:

          The Company provides for income taxes under the asset and liability method. Deferred tax liabilities and assets are recognized for the estimated future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that realization of deferred tax assets cannot be considered to be more likely than not, a valuation allowance is recognized for the excess.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2000,  1999  and  1998
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (m)  Comprehensive  income  (loss):

          The Company reports comprehensive income (loss), which includes net earnings as well as changes in equity from other non-owner sources, specifically the foreign currency translation adjustment.

     (n)  Loss  per  share:

          Loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under SFAS No. 128, basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method, and from convertible securities using the as-if converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive.

     (o)  Recent  accounting  pronouncements:

          The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established standards relating to the recognition and disclosure of all aspects of derivative instruments and hedging activities. To date, the Company has not engaged in hedging activities. Accordingly, the Company has evaluated the impact of adopting SFAS 133 and determined that it will not have a material effect on its financial position, results of operations or cash flows. The Company will implement SFAS No. 133 in its fiscal year ending December 31, 2001.

     (p)  Comparative  figures:

          Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2000,  1999  and  1998
================================================================================

3.   WRITE-OFF  OF  INTELLECTUAL  PROPERTY:

     In 2000, the Company made an unsuccessful attempt to acquire American Digital Network ("ADN"), a company involved in the web-hosting, ISP, and internet services industry. As part of the planned acquisition, NetNation advanced to ADN a total of $500,000, and received as security the intellectual property rights to the eStoreManager software. The acquisition was terminated and NetNation has not been able to recover its advanced funds, and has taken possession of the eStoreManager software. If ADN is unable to repay the advances, NetNation will retain the full rights to the eStoreManager software. ADN has the option to repurchase the software from NetNation at $500,000 plus 10% annual interest if repurchased by February 10, 2001, $750,000 with no interest if repurchased by May 10, 2001, and
     $1,500,000 with no interest if repurchased by August 10, 2001. If the vendor decides to repurchase after February 10, 2001 and on or before
     August 10, 2001, NetNation retains a non-exclusive rights to have a worldwide, royalty-free, perpetual license to use, distribute, and reproduce the software. To date, ADN has not exercised its option to repurchase the software.

     As the Company does not expect to recover the amount advanced to ADN, nor does it expect to make commercial use of the intellectual property rights acquired, the Company has decided to write-off the amount advanced to ADN.

4.   FIXED  ASSETS:

=============================================================
                                     Accumulated    Net book
2000                       Cost     depreciation     value
-------------------------------------------------------------
Computer hardware       $1,579,217  $     397,240  $1,181,977
Computer software           93,694         12,903      80,791
Furniture                   70,439         26,096      44,343
Office equipment           168,257         34,152     134,105
Leasehold improvements      10,736          1,000       9,736
-------------------------------------------------------------
                        $1,922,343  $     471,391  $1,450,952
=============================================================

==================================================================
                                           Accumulated   Net book
1999                              Cost    depreciation     value
------------------------------------------------------------------
Computer hardware and software  $488,075  $     114,725  $ 373,350
Furniture                         42,544          6,170     36,374
Office equipment                  60,185         13,990     46,195
------------------------------------------------------------------
                                $590,804  $     134,885  $ 455,919
==================================================================

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2000,  1999  and  1998
================================================================================

5.   INVESTMENTS:

     In 2000, the Company, through its wholly-owned subsidiary, DomainPeople, Inc., made a 5% minority interest investment in Afilias, LLC ("Afilias"), through the purchase of 100 Class A Units representing a 5% voting interest. Afilias is a company formed for the purpose of bidding for, developing, financing, marketing, owning and operating a registry to register and maintain Internet top-level domain names and has obtained the exclusive rights to register and maintain the new dot-info top-level domain names. NetNation does not have significant influence over Afilias, and therefore has accounted for the investment using the cost method. The carrying value of the investment at December 31, 2000 is $100,000.

6.   DEBENTURES  PAYABLE:

     As a condition of a capital transaction, the Company raised $1,100,000 through the sale of two $550,000 Series A Convertible Debentures, both of which mature on September 30, 2000. Each debenture was convertible into 275,000 shares of common stock of the Company at a rate of $2.00 per share. The debentures were non-interest bearing.

     On February 18, 2000, the holders of the convertible debentures exercised their option to convert the debentures into common shares of the Company.

7.   SHARE  CAPITAL:

     (a)  Private  placement:

          On February 24, 2000, the Company finalized an agreement to issue 250,000 common shares at $10 per share for gross cash proceeds of $2,500,000. The Company also issued warrants entitling the investors to purchase one additional share for every two shares owned. The warrants are exercisable during a two-year period at $12 per additional share purchased and may be called by the Company if certain financial conditions are met.

     (b)  Stock  to  be  issued:

          On February 24, 2000, the Company agreed to issue 5,000 shares in settlement of share issue costs of $50,000 in relation to the private placement described above. At year-end, the shares had not been issued however the Company expects to issue these shares in 2001.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2000,  1999  and  1998
================================================================================

7.   SHARE  CAPITAL  (CONTINUED):

     (c)  Stock  option  compensation  plan:

          On January 3, 2000, the Company's Board of Directors approved the adoption of a stock option compensation plan. The plan provides for the issuance of both incentive and non-qualified stock options, at the Board of Directors' discretion, to key employees, directors and consultants. The Company's policy is to grant options with a purchase price equivalent to market value at the time of the grant. 2,000,000 shares have been reserved for issuance under the plan. The options vest over a three year period and expire 30 days after each vesting, subject to change under management's discretion.

          Effective January 3, 2000, the Company granted 564,000 options at $4.63 per share under the stock option compensation plan. Effective January 20, 2000, the Company granted 24,000 options at $7.69 per share under the stock option compensation plan. Effective May 24, 2000, the Company granted 144,000 options at $4.13 per share under the stock option compensation plan. Effective June 26, 2000, the Company granted 24,000 options at $3.63 per share under the stock option compensation plan. Effective November 16, 2000, the Company granted 270,000 options at $2.31 per share under the stock option compensation plan. As at December 31, 2000, no options granted under the stock option compensation plan were exercisable.

          (i)  A  summary  of the Company's stock option activity is as follows:

=======================================================================
                                        Number of     Weighted average
                                      common shares    exercise price
-----------------------------------------------------------------------
Outstanding, December 31, 1999, 1998
  and 1997                                        -   $               -
Granted                                   1,026,000                4.00
Cancelled                                  (306,000)               4.55
-----------------------------------------------------------------------

Outstanding, December 31, 2000              720,000   $            3.76
=======================================================================

               The options outstanding at December 31, 2000 expire between February 2, 2001 and December 16, 2003.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2000,  1999  and  1998
================================================================================

7.   SHARE  CAPITAL  (CONTINUED):

     (c)  Stock  option  compensation  plan  (continued):

          (ii) Additional information regarding options outstanding as at December 31, 2000 is as follows:

==================================================================
                  Options outstanding          Options exercisable
           ----------------------------------  -------------------
                        Weighted
                        average     Weighted              Weighted
                       remaining     average               average
Exercise    Number    contractual   exercise    Number    exercise
prices     of shares  life (years)    price    of shares    price
------------------------------------------------------------------
2.31        270,000          1.96  $    2.31          -  $       -
4.13         72,000          1.48       4.13          -          -
4.63        366,000          1.09       4.63          -          -
7.69         12,000          1.13       7.69          -          -
------------------------------------------------------------------

            720,000          1.45  $    3.76          -  $       -
==================================================================

          (iii)Stock-based  compensation:

               With  respect  to the stock options granted and stock issued, the
               Company  recorded  total  stock-based   compensation  expense  of
               $558,443.

               Pursuant to SFAS No. 123, the Company is required to disclose the proforma effects the net loss and net loss per share data as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plans. If this approach had been applied, the Company's net loss per share would have been as indicated below:

===================================================================
                                      2000        1999       1998
-------------------------------------------------------------------
Loss for the year:
  As reported                      $3,971,597  $1,344,766  $109,550
  Proforma                          5,272,830   1,344,766   109,550

Basic and diluted loss per share:
  As reported                      $     0.26  $     0.10  $   0.01
  Proforma                               0.34        0.10      0.01
===================================================================

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2000,  1999  and  1998
================================================================================

7.   SHARE  CAPITAL  (CONTINUED):

     (c)  Stock  option  compensation  plan  (continued):

          (iii)Stock-based  compensation  (continued):

               The fair value for the options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

============================================================
                                         Options
                              ------------------------------
                              Interest
                                Rate      Term    Volatility
------------------------------------------------------------
Year ended December 31, 2000      5.66%    3 yrs        137%
============================================================

8.   COMMITMENTS  AND  CAPITAL  LEASE  LIABILITY:

     The Company leases its Vancouver, Canada premises under an operating lease agreement which expires April 30, 2002 and may be renewed for one additional year at the Company's option. The rent expense under this lease for the years ended December 31, 1998, 1999, and 2000 , totaled $62,380, $108,242, and $297,148, respectively. In 2000, $73,797 was incurred on the San Diego lease, which was held for six months of the year. The Company also leases certain fixed assets under capital leases, which expire at various dates through 2004.

     The Company is committed to operating lease payments for rent in 2001 and 2002 of approximately $279,000 and $93,000, respectively.

     Future minimum commitments under non-cancelable capital leases at December 31, 2000 are as follows:

===================================================

2001                                        $20,439
2002                                         20,439
2003                                         21,637
2004                                          1,893
---------------------------------------------------

Total lease payments                         64,408
Amount representing interest                 12,843
---------------------------------------------------

Present value of capital lease obligations   51,565
Current portion                              13,867
---------------------------------------------------

                                            $37,698
===================================================

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2000,  1999  and  1998
================================================================================

9.   INCOME  TAXES:

     Significant components of the Company's deferred tax assets at December 31, 2000 and 1999 are as follows:

============================================================
                                        2000         1999
------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards  $ 1,160,000   $ 559,000
  Fixed assets                          470,000      55,000
  Deferred revenue                      332,000           -
  Contingent lease payments             174,000           -
  Share issuance costs                   55,000           -
------------------------------------------------------------

Gross deferred tax assets             2,191,000     614,000
Valuation allowance                  (2,148,000)   (614,000)
------------------------------------------------------------

Total deferred tax assets                43,000           -

Deferred tax liability:
  Deferred expenses                     (43,000)          -
------------------------------------------------------------

Net deferred tax asset              $         -   $       -
============================================================

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carry forward period.

     The valuation allowance for deferred tax assets as of January 1, 2000 was $614,000. The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $1,534,000.

     As of December 31, 2000, the Company has Canadian tax loss carryforwards of approximately $1,857,000 available to reduce the future years' income for tax purposes. These carryforward losses expire in 2004 to 2007.

     As of December 31, 2000, the Company has U.S. tax loss carryforwards of approximately $605,000 available to reduce the future years' income for tax purposes. These carryforward losses expire in 2019 to 2020. As of December 31, 2000, the Company has U.K. tax loss carryforwards of approximately $347,000 available to reduce the future years' income for tax purposes. The losses carry forward indefinitely.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2000,  1999  and  1998
================================================================================

10.  SEGMENTED  INFORMATION:

     For the period from incorporation to December 31, 2000 the Company operated as primarily two business segments from web-site hosting and domain name registration.

     The  Company's revenues are generated from the following business segments:

============================================================
                             2000        1999        1998
------------------------------------------------------------
Web hosting               $3,721,519  $2,210,478  $1,046,710
Domain name registration   1,290,340     300,543      61,720
------------------------------------------------------------

                          $5,011,859  $2,511,021  $1,108,430
============================================================

     The Company's revenues are generated from the following geographic segments:

=================================================
                  2000        1999        1998
-------------------------------------------------
United States  $2,538,673  $1,406,172  $  631,805
Canada          1,427,849     602,645     277,108
Other           1,045,337     502,204     199,517
-------------------------------------------------

               $5,011,859  $2,511,021  $1,108,430
=================================================

     During the year ended December 31, 2000, 1999 and 1998, approximately 95% of the Company's assets and employees were located in Canada.

11.  CONTINGENCIES:

     (a) As at December 1, 2000, the Company has discontinued lease payments on the San Diego premises due to a number of circumstances. To date, the landlord has not commenced legal action against the Company. Should the landlord commence legal action against the Company, the outcome of the proceedings is unknown. The remaining lease payments of $381,254 have been accrued in the consolidated financial statements, and a gain will be recognized in the event of a favorable outcome.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2000,  1999  and  1998
================================================================================

11.  CONTINGENCIES  (CONTINUED):

     (b) The Company contracted with Inovaware Corporation (formerly known as ISP Power) on January 17, 2000 to develop customized billing software. The contract called for three payments of $80,000 totalling $240,000 and the Company made the first payment in 2000. The Company claims that Inovaware Corporation was unable to complete development of the software in accordance with the terms of the contract, and has terminated the contract with Inovaware on the basis that Inovaware Corporation did not fulfill its contractual obligations. Inovaware Corporation is claiming the Company owes it the remaining $160,000, plus $40,000 for additional work under the terms of the contract. To date, Inovaware Corporation has not commenced legal action against the Company. Should Inovaware commence legal action against the Company, the outcome of the proceedings and the amount of potential damages is unknown. However, should Inovaware prevail in its claim, the Company could be required to pay damages which could have a material effect on the Company's operating results.

12.  SUBSEQUENT  EVENTS:

     Effective January 8, 2001, the Company granted 234,000 options at $2.25 per share under the stock option compensation plan. Effective February 13, 2001, the Company granted 36,000 options at $2.13 per share under the stock option plan. These options granted subsequent to year-end vest over three years, and expire 18 months after each vesting.

                                          EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
-------  ---------------------------------------------------------------------------------------
   2 **  Agreement dated March 31, 1999 between the shareholders of NetNation (The Canadian
         Subsidiary), NetNation (The Canadian Subsidiary), and NetNation (formerly Collectibles
         Entertainment Inc.)

 3.1 **  Articles  of  Incorporation

 3.2 **  By-laws

 4.1 **  Convertible Debenture for $550,000 Maturing on September 30, 2000 issued to Polaris
         Investitionen Ltd.

 4.2 **  Convertible Debenture for $550,000 Maturing on September 30, 2000 issued to Beste
         Investitionen Ltd.

  21     List of Subsidiaries

  **     Incorporated by reference from the Registration Statement on Form 10 of the Registrant filed with the Securities and Exchange Commission on July 29, 1999, as amended.