Form 10-Q
period 2001-03-31
NETNATION COMMUNICATIONS INC
filed 2001-05-15
CIK 1091560

Form 10-Q

                                 --------------
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 ---------------

                                   (MARK ONE)

    [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2001

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

The number of shares of the registrant's Common Stock outstanding as of May 14, 2001 was 15,238,321.

                           NETNATION COMMUNICATIONS, INC.


                                     FORM 10-Q
                                   MARCH 31, 2001

                                       INDEX



                                                                               PAGE
                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets-March 31, 2001 (unaudited)
      and December 31, 2000 (audited)                                             3

     Condensed Consolidated Statements of Operations and Deficit-Three-Month
      Periods Ended March 31, 2001 (unaudited) and 2000 (unaudited)               4

     Condensed Consolidated Statement of Stockholders' Equity-Three-Month
      Period Ended March 31, 2001 (unaudited)                                     5

     Condensed Consolidated Statements of Cash Flows-Three-Month Periods
      Ended March 31, 2001 (unaudited) and 2000 (unaudited)                       6

     Condensed Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk              12

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings                                                       12

Item 2.  Changes in Securities and Use of Proceeds                               13

Item 3.  Defaults Upon Senior Securities                                         13

Item 4.  Submission of Matters to a Vote of Security Holders                     13

Item 5.  Other Information                                                       13

Item 6.  Exhibits and Reports on Form 8-K                                        13

                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                                         NETNATION COMMUNICATIONS, INC.

                                     Condensed Consolidated Balance Sheets
                                          (Expressed in U.S. dollars)


                                                                       March 31,        December 31,
                                                                         2001              2000
                                                                  ------------------  --------------
                                                                      (unaudited)       (audited)
                             ASSETS

Current assets:
  Cash and cash equivalents                                       $         656,564   $     748,745
  Accounts receivable                                                         2,727          33,208
  Prepaid expenses and deposits                                             146,253         131,879
  Deferred expenses                                                         521,427         541,000
                                                                  ------------------  --------------
                                                                          1,326,971       1,454,832

Deferred expenses, non current portion                                      107,538         125,044

Fixed assets, net of accumulated depreciation of $626,263
  (2000 - $471,391)                                                       1,359,679       1,450,952
Investments                                                                 100,000         100,000
                                                                  ------------------  --------------

                                                                  $       2,894,188   $   3,130,828
                                                                  ==================  ==============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                        $         353,279   $     593,518
  Contingent expenses (Note 4 (b))                                          381,254         381,254
  Customer deposits                                                          64,548          64,517
  Deferred revenue                                                        1,845,892       1,901,042
  Capital lease liability                                                    13,867          13,867
                                                                  ------------------  --------------
                                                                          2,658,840       2,954,198

Deferred revenue, non current portion                                       251,985         301,287
Capital lease liability, non current portion                                 33,651          37,698

Stockholders' deficit:
  Common stock
    Authorized:
      50,000,000 common shares with a par value of $0.0001 each
    Issued:
      15,237,321 (December 31, 2000 - 15,315,321) common shares               1,524           1,532
  Additional paid-in capital                                              5,970,124       5,970,896
  Deferred stock-based compensation                                        (571,945)       (666,732)
  Accumulated other comprehensive income                                     14,601          14,601
  Deficit                                                                (5,464,592)     (5,482,652)
                                                                  ------------------  --------------

                                                                            (50,288)       (162,355)
                                                                  ------------------  --------------

                                                                  $       2,894,188   $   3,130,828
                                                                  ==================  ==============


See  accompanying  condensed  notes  to  consolidated  financial  statements.

                                 NETNATION COMMUNICATIONS, INC.

                   Condensed Consolidated Statements of Operations and Deficit
                                   (Expressed in U.S. dollars)



                                                         Three month            Three month
                                                         period ended          period ended
                                                          March 31,              March 31,
                                                             2001                  2000
                                                     --------------------  ---------------------
                                                         (unaudited)        (restated - Note 2)
                                                                                (unaudited)


Sales                                                $         1,574,786   $            991,515

Cost of sales                                                    504,318                400,692
                                                     --------------------  ---------------------

Gross profit                                                   1,070,468                590,823

Expenses:
  Sales and marketing                                            413,626                682,960
  General and administration                                     483,910                434,705
  Depreciation and amortization                                  154,872                 55,460
                                                     --------------------  ---------------------

                                                               1,052,408              1,173,125
                                                     --------------------  ---------------------

Net earnings (loss)                                               18,060               (582,302)

Deficit, start of period                                      (5,482,652)            (1,511,055)
                                                     --------------------  ---------------------

Deficit, end of period                               $        (5,464,592)  $         (2,093,357)
                                                     ====================  =====================

Earnings (loss) per share, basic and diluted         $              0.00                 (0.04)
                                                     ====================  =====================

Weighted average number of common shares
  outstanding, basic and  diluted                             15,267,921             14,984,472
                                                     ====================  =====================

See  accompanying  condensed  notes  to  consolidated  financial  statements.

                                            NETNATION COMMUNICATIONS, INC.

                         Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
                                              (Expressed in U.S. Dollars)

                                        Three month period ended March 31, 2001
                                                      (Unaudited)


                                                                               Accumulated
                              Common Stock       Additional      Deferred         Other
                         ---------------------    Paid-In      Stock-based    Comprehensive
                           Shares      Amount     Capital      Compensation       Income        Deficit       Total
                         -----------  --------  ------------  --------------  --------------  ------------  ----------
Balance at
  December 31, 2000      15,315,321   $ 1,532   $ 5,970,896   $    (666,732)  $       14,601  $(5,482,652)  $(162,355)

Amortization of
  deferred compensation           -         -             -          94,787                -            -      94,787

Cancellation of
  common stock              (78,000)       (8)         (772)              -                -            -        (780)

Net earnings and
  comprehensive income            -         -             -               -                -       18,060      18,060
                         -----------  --------  ------------  --------------  --------------  ------------  ----------
Balance at
  March 31, 2001         15,237,321   $ 1,524   $ 5,970,124   $    (571,945)  $       14,601  $(5,464,592)  $ (50,288)
                         ===========  ========  ============  ==============  ==============  ============  ==========

See  accompanying  condensed  notes  to  consolidated  financial  statements.

                                 NETNATION COMMUNICATIONS, INC.

                         Condensed Consolidated Statements of Cash Flows
                                   (Expressed in U.S. dollars)


                                                                Three month        Three month
                                                                period ended       period ended
                                                                 March 31,          March 31,
                                                                    2001               2000
                                                            --------------------  --------------
                                                                (unaudited)     (restated - Note 2)
                                                                                    (unaudited)
Cash flows from operating activities:
  Net earnings (loss)                                       $            18,060   $    (582,302)
  Items not involving cash:
    Depreciation and amortization                                       154,872          55,460
    Employee stock-based compensation                                    94,787          94,833
  Change in operating assets and liabilities:
    Accounts receivable                                                  30,481         (26,386)
    Prepaid expenses and deposits                                       (14,374)        (78,498)
    Deferred expenses                                                    37,079        (302,671)
    Accounts payable and accrued liabilities                           (240,239)        265,430
    Deferred revenue                                                   (104,452)        867,260
    Customer deposits                                                        31          92,094
                                                            --------------------  --------------

  Net cash provided by (used in) operating activities                   (23,755)        385,220
                                                            --------------------  --------------

Cash flows from investing activities:
  Purchase of fixed assets                                              (63,599)       (549,121)
                                                            --------------------  --------------

    Net cash used for investing activities                              (63,599)       (549,121)
                                                            --------------------  --------------

Cash flows from financing activities:
  Proceeds from sale of common stock, net of offering costs                   -       2,348,419
  Lease financing                                                        (4,047)              -
  Cancellation of shares                                                   (780)              -
                                                            --------------------  --------------


  Net cash provided by (used in) financing activities                    (4,827)      2,348,419
                                                            --------------------  --------------

Increase (decrease) in cash and cash equivalents                        (92,181)      2,184,518

Cash and cash equivalents, beginning of period                          748,745         988,077
                                                            --------------------  --------------

Cash and cash equivalents, end of period                    $           656,564   $   3,172,595
                                                            ====================  ==============

Supplemental disclosure:
  Non-cash transaction
    Conversion of debentures into common stock              $                 -   $   1,100,000

  Cash paid for
    Interest                                                $             1,982   $         142
    Taxes                                                   $                 -   $           -

See  accompanying  condensed  notes  to  consolidated  financial  statements.

                         NETNATION COMMUNICATIONS, INC.

              Condensed Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                Three month periods ended March 31, 2001 and 2000
                                   (Unaudited)

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

1.   BASIS  OF  PRESENTATION:

     These interim condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for fair presentation of the financial results for interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's annual audited financial statements. Reference should be made to those statements included with the Company's annual report filed with Form 10-K. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

     These condensed consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, NetNation Communications Inc., NetNation Communications UK Inc., NetNation Communications (USA) Inc., and DomainPeople Inc. All material intercompany balances and transactions have been eliminated.

2.   SIGNIFICANT  ACCOUNTING  POLICIES:

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 and related material indicates that the fair value of initial set-up fees should be recognized over the estimated period of service. The Company's contracts generally include such fees. The Company determined the impact of SAB 101 and the resulting cumulative adjustment was recorded in the Company's financial statements in the fourth quarter of 2000. The comparative 2000 consolidated financial statements have been restated to reflect this adjustment.

     Deferred  expenses:

     The cost of registering domain names is deferred and amortized in conjunction with the recognition of domain name registration and maintenance revenue.

     Depreciation  and  amortization:

     During the period, the Company changed its amortization policy with respect to computer hardware, computer software, furniture, and office equipment to straight-line. These fixed assets are now depreciated over three, three, five, and four years respectively. Previously, these fixed assets were depreciated on a declining-balance basis at 30%, 30%, 20%, and 30% respectively. The adoption of this policy did not have a material effect on the Company's financial position or results of operations.

3.   STOCK  OPTIONS:

     A  summary  of  the  Company's  stock  option  activity  is  as  follows:

================================================================================
                                          Number of            Weighted average
                                        common shares           exercise price
--------------------------------------------------------------------------------
Outstanding, December 31, 2000                       720,000   $            3.76
Granted                                              234,000                2.25
Granted                                               36,000                2.13
Expired                                             (122,000)               4.63
Expired                                               (4,000)               7.69
--------------------------------------------------------------------------------

Outstanding, March 31, 2001                          864,000   $            3.14
================================================================================


     The options outstanding at March 31, 2001 expire between June 24, 2001 and August 13, 2005.

4.   COMMITMENTS  AND  CONTINGENCIES:

     (a) The Company is committed to total operating lease payments for rent for the remainder of 2001 and 2002 of approximately $210,000 and $93,000, respectively.

     (b) As at December 1, 2000, the Company discontinued lease payments on the San Diego premises due to a number of circumstances. To date, the landlord has not commenced legal action against the Company. Should the landlord commence legal action against the Company, the outcome of the proceedings is unknown. The remaining lease payments of $381,254 have been accrued in the consolidated financial statements as at December 31, 2000, and a gain will be recognized in the event of a favorable outcome.

     (c) The Company contracted with Inovaware Corporation (formerly known as ISP Power) on January 17, 2000 to develop customized billing software. The contract called for three payments of $80,000 totalling $240,000 and the Company made the first payment in 2000. The Company claims that Inovaware Corporation was unable to complete development of the software in accordance with the terms of the contract, and has terminated the contract with Inovaware on the basis that Inovaware Corporation did not fulfill its contractual obligations. Inovaware Corporation is claiming the Company owes it the remaining $160,000, plus $40,000 for additional work under the terms of the contract. To date, Inovaware Corporation has not commenced legal action against the Company. Should Inovaware commence legal action against the Company, the outcome of the proceedings and the amount of potential damages is unknown. However, should Inovaware prevail in its claim, the Company could be required to pay damages which could have a material effect on the Company's operating results.


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

NetNation is an internet infrastructure solutions provider focused on meeting the needs of small and medium-sized enterprises ("SMEs") and individuals who are establishing a commercial or informational presence on the Internet. NetNation competes in the shared and dedicated web hosting, server co-location and domain name registration markets. Our products and services are sold worldwide, directly to customers and through value added resellers ("VARs").

In May 1999, NetNation was selected as an official registrar of domain names by ICANN. The accreditation allows NetNation to register top-level domain names ("TLD's") ending in .com, .net and .org, which account for approximately 50% - 75% of the world's Internet addresses. NetNation, through its wholly-owned subsidiary, DomainPeople, became operational as a domain name registrar in December of 1999.

In August 2000, NetNation, through its wholly-owned subsidiary, DomainPeople, made a 5% minority interest investment in Afilias, LLC ("Afilias"), a company formed for the purpose of bidding for, developing, financing, marketing, owning and operating a registry to register and maintain Internet top-level domain names. In November 2000, Afilias obtained the exclusive rights to register and maintain the new ".info" top-level domain names.

RESULTS  OF  OPERATIONS

For the quarter ended March 31, 2001, NetNation achieved net earnings of $18,060 ($0.00 per share) as compared to a loss of $582,302 ($0.04 per share) for the same period in 2000.

Revenue

NetNation's first quarter 2001 revenue was generated mainly from providing web hosting services to SMEs and domain name registration. Also included in revenue was co-located server services but for the period, these were minor contributors. NetNation's web hosting customers normally pay a set-up fee plus regular charges, either monthly, quarterly or annually, thereafter. The Company offers a variety of hosting packages in addition to a number of value-added services and products. This enables customers to easily select and modify a solution that precisely meets their individual requirements.

NetNation's accreditation as an official registrar of domain names has enabled it to register domain names without the involvement of an intermediary. As an accredited registrar, NetNation has assumed responsibility for ensuring that current information obtained from customers is supplied to the central registry. Amounts billed in advance of the provision of domain name registration services are deferred and recorded as revenue on a straight-line basis over the term of registration. The unrecognized portion of the fees has been recorded as deferred revenue.

The following table compares the composition of sales for the three months ended March 31, 2001 to the three months ended March 31, 2000:


Sales                           Three months ended March 31,
                              --------------------------------
                                    2001             2000
                              --------------------------------
    Shared hosting                          57%            61%
    Domain name registration                32%            31%
    Dedicated hosting                        7%             5%
    Server co-location                       4%             3%
                              --------------------------------
Total sales                                100%           100%
                              --------------------------------


The majority of NetNation's sales for the three months ended March 31, 2001 were generated from the provision of shared web hosting and domain name registration services to SMEs. Due to the method of revenue recognition for domain name registration, only a portion of the amount charged was recognized as revenue in the current quarter. The current portion of deferred revenue on the balance sheet as at March 31, 2001 includes $1,248,339 related to domain name registration.

NetNation's revenue of $1,574,786 for the quarter ended March 31, 2001 was an increase of $583,271 or 59% over the quarter ended March 31, 2000. The increase was due to the increase in the number of web sites hosted and a full year of growth in the domain name registration segment of NetNation's business. Our partnership arrangements and reseller network, coupled with a targeted sales and marketing effort will continue to enhance our growth in the future.

Cost  of  sales

Cost of sales of $504,318 for the quarter ended March 31, 2001 was an increase of $103,626 or 26% over the quarter ended March 31, 2000. As a percentage of sales, cost of sales decreased from 40% in the first quarter of 2000 to 32% in the first quarter of 2001. The majority of cost of sales consists of personnel costs for the network operations center and technical support, bandwidth costs, and the costs to register domain names for the Company's customers. Domain name registration fees paid to the central registry are recognized as an expense over the term of registration. The improvement in cost of sales as a percentage of sales was due mainly to the economies of scale experienced for personnel costs.

Sales  and  marketing  expenses

Sales and marketing expenses for the first quarter of 2001 decreased $269,334 or 39% from the first quarter of 2000. As a percentage of sales, sales and marketing expenses decreased from 69% in the first quarter of 2000 to 26% in the first quarter of 2001. The decrease was mainly due to a reduction in advertising expenses of $265,627 due to a more focused approach to the media and venues chosen to place advertisements. NetNation's advertising is focused in media types that are believed to best engage the attention of it's target market, SMEs. Sales and marketing expense consists mainly of salaries, bonuses, commissions and advertising costs.

General  and  administration  expenses

General  and  administration  expenses  for  the first quarter of 2001 increased
$49,205 or 11% over the first quarter of 2000. As a percentage of sales, general and administration expenses decreased from 44% in the first quarter of 2000 to 31% in the first quarter of 2001. The improvement in general and administration expenses as a percentage of sales was due to the economies of scale for the various costs included in general and administration expenses such as administrative personnel, rent, general office expenses, legal costs, and investor relations expenses.

Depreciation  and  amortization

Depreciation and amortization for the first quarter of 2001 increased $99,412 or 179% compared to the first quarter of 2000. This increase was related to the significant investment in the network operation center and computer equipment during 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Prior to 1999, NetNation's strategy required funding growth through internally-generated cash flows. During 1999, NetNation moved into the next phase of its growth strategy by entering the public markets as an operating company. NetNation was able to raise the capital required for the growth in revenues during 1999 and 2000 through private investment. NetNation's financing strategy calls for a minimization of debt financing in favor of equity financing and internally-generated cash flows whenever feasible.

During the three months ended March 31, 2001, operating activities used net cash of $23,755 compared to net cash provided by operating activities of $385,220 for the three month period ended March 31, 2000. The main reason for the decrease in cash from operations was the reduction in accounts payable and accrued liabilities and the increase in deferred revenues for domain name registrations and web hosting services.

Net cash used in investing activities for the first quarter of 2001 of $63,599 was a reduction of $485,522 from the same period in 2000. In 2000 there were significant investment in the network operations center which accounted for the greater expenditures in 2000 compared to 2001. Similar costs may be incurred in the future for expanding the network operations center.

Net cash used in financing activities for the first quarter of 2001 was $4,827 compared to net cash provided by financing activities of $2,348,419 for the same period in 2000. In 2000, $2,348,419 was raised from the net proceeds of a private placement of common stock.

As at March 31, 2001, the Company has cash and cash equivalents of $656,564 compared to $748,745 as at December 31, 2000. The decrease reflects the investing activities undertaken and the negative cash flows from operations for the three months ended March 31, 2001. The Company will continue to seek additional equity financing when required provided that the equity market conditions are acceptable.

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

ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

No significant changes in the quantitative and qualitative disclosures about market risk have occurred from the discussion contained in our report on Form 10-K for the year ended December 31, 2000, which was filed with the Commission on April 2, 2001.


                           PART II.  OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

As at December 1, 2000, the Company discontinued lease payments on the San Diego premises due to a number of circumstances. To date, the landlord has not commenced legal action against the Company. Should the landlord commence legal action against the Company, the outcome of the proceedings is unknown. The remaining lease payments of $381,254 have been accrued in the consolidated financial statements as at December 31, 2000, and a gain will be recognized in the event of a favorable outcome.

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

ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Not  applicable.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

Not  applicable.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.

ITEM  5.     OTHER  INFORMATION

Not  applicable.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Reports  on  Form  8-K

No reports on Form 8-K were filed by the Company during the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NETNATION  COMMUNICATIONS,  INC.

Date:  May  14,  2001
                                             ---------------------------
                                             Joseph  Kibur
                                             Chief  Executive  Officer

Date:  May  14,  2001
                                             ---------------------------
                                             Calvin  Mah
                                             Chief  Financial  Officer