Form 10-Q
period 2001-06-30
NETNATION COMMUNICATIONS INC
filed 2001-08-03
CIK 1091560

Form 10-Q

                                 --------------
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 ---------------

                                   (MARK ONE)

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2001

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

The number of shares of the registrant's Common Stock outstanding as of August 2, 2001 was 15,238,321.

                            NETNATION COMMUNICATIONS, INC.


                                      FORM 10-Q
                                    JUNE 30, 2001

                                        INDEX



                                                                                 PAGE
                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets-June 30, 2001 (unaudited)
     and December 31, 2000 (audited)                                                3

     Condensed Consolidated Statements of Operations and Deficit-Three-Month
     And Six-Month Periods Ended June 30, 2001 (unaudited) and 2000 (unaudited)     4

     Condensed Consolidated Statement of Stockholders' Equity-Six-Month
     Period Ended June 30, 2001 (unaudited)                                         5

     Condensed Consolidated Statements of Cash Flows-Six-Month Periods
     Ended June 30, 2001 (unaudited) and 2000 (unaudited)                           6

     Condensed Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                     9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                12

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings                                                         12

Item 2.  Changes in Securities and Use of Proceeds                                 13

Item 3.  Defaults Upon Senior Securities                                           13

Item 4.  Submission of Matters to a Vote of Security Holders                       13

Item 5.  Other Information                                                         13

Item 6.  Exhibits and Reports on Form 8-K                                          13

                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                  NETNATION COMMUNICATIONS, INC.

                              Condensed Consolidated Balance Sheets
                                   (Expressed in U.S. dollars)


                                                                       June 30,     December 31,
                                                                         2001           2000
                                                                     ------------  --------------
                                                                      (unaudited)    (audited)
                            ASSETS

Current assets:
  Cash and cash equivalents                                          $   875,209   $     748,745
  Accounts receivable                                                     27,490          33,208
  Prepaid expenses and deposits                                           98,753         131,879
  Deferred expenses                                                      486,083         541,000
                                                                     ------------  --------------
                                                                       1,487,535       1,454,832

Deferred expenses, non current portion                                    96,375         125,044

Fixed assets, net of accumulated depreciation of $785,107
  (2000 - $471,391)                                                    1,253,349       1,450,952
Investments                                                              100,000         100,000
                                                                     ------------  --------------

                                                                     $ 2,937,259   $   3,130,828
                                                                     ============  ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                           $   313,244   $     593,518
  Contingent expenses (Note 4(b))                                        381,254         381,254
  Customer deposits                                                       78,557          64,517
  Deferred revenue                                                     1,826,570       1,901,042
  Capital lease liability                                                 13,867          13,867
                                                                     ------------  --------------
                                                                       2,613,492       2,954,198

Deferred revenue, non current portion                                    234,429         301,287
Capital lease liability, non current portion                              27,983          37,698

Stockholders' equity (deficit):
  Common stock
    Authorized:
      50,000,000 common shares with a par value of $0.0001 each
    Issued:
      15,238,321 (December 31, 2000 - 15,315,321) common shares            1,524           1,532
  Additional paid-in capital                                           5,972,374       5,970,896
  Deferred stock-based compensation                                     (477,148)       (666,732)
  Accumulated other comprehensive income                                  14,601          14,601
  Deficit                                                             (5,449,996)     (5,482,652)
                                                                     ------------  --------------

                                                                          61,355        (162,355)
                                                                     ------------  --------------

                                                                     $ 2,937,259   $   3,130,828
                                                                     ============  ==============

See  accompanying  condensed  notes  to  consolidated  financial  statements.

                                          NETNATION  COMMUNICATIONS,  INC.

                           Condensed Consolidated Statements of Operations and Deficit

                                               Three month period ended June 30,  Six month period ended June 30,
                                                          2001             2000             2001             2000
                                               ---------------  ---------------  ---------------  ---------------
                                                 (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                                             (restated - Note 2)              (restated - Note 2)

Sales                                          $    1,615,550   $    1,249,710   $    3,190,336   $    2,241,225

Cost of sales                                         519,496          499,114        1,023,814          899,806
                                               ---------------  ---------------  ---------------  ---------------

Gross profit                                        1,096,054          750,596        2,166,522        1,341,419

Expenses:
  Sales and marketing                                 351,340          597,269          764,965        1,280,229
  General and administration                          570,147          685,111        1,054,057        1,119,816
  Depreciation and amortization                       159,971          103,407          314,844          158,867
                                               ---------------  ---------------  ---------------  ---------------

                                                    1,081,458        1,385,787        2,133,866        2,558,912
                                               ---------------  ---------------  ---------------  ---------------

Net earnings (loss)                                    14,596         (635,191)          32,656       (1,217,493)

Deficit, start of period                           (5,464,592)      (2,093,357)      (5,482,652)      (1,511,055)
                                               ---------------  ---------------  ---------------  ---------------

Deficit, end of period                         $   (5,499,996)  $   (2,728,548)  $   (5,499,996)  $   (2,728,548)
                                               ===============  ===============  ===============  ===============

Earnings (loss) per share, basic and           $         0.00   $        (0.04)  $         0.00   $        (0.08)
diluted
                                               ===============  ===============  ===============  ===============

Weighted average number of common
shares outstanding, basic                          15,238,134       15,407,000       15,252,945       15,179,928
                                               ===============  ===============  ===============  ===============

Weighted average number of common
shares outstanding, diluted                        15,327,190       15,407,000       15,357,768       15,179,928
                                               ===============  ===============  ===============  ===============


See  accompanying  condensed  notes  to  consolidated  financial  statements.

                                         NETNATION  COMMUNICATIONS,  INC.

                        Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
                                             (Expressed in U.S. Dollars)

                                         Six month period ended June 30, 2001
                                                     (Unaudited)

                                                                                Accumulated
                              Common  Stock      Additional        Deferred           Other
                         ---------------------      Paid-In     Stock-based   Comprehensive
                              Shares    Amount      Capital    Compensation          Income       Deficit       Total
                         -----------  --------  -----------  --------------  --------------  ------------  ----------
Balance at
  December 31, 2000      15,315,321   $ 1,532   $5,970,896   $    (666,732)  $       14,601  $(5,482,652)  $(162,355)

Amortization of
  deferred compensation           -         -            -         189,584                -            -     189,584

Issuance of common
  stock for cash              1,000         -        2,250               -                -            -       2,250

Cancellation of
  common stock              (78,000)       (8)        (772)              -                -            -        (780)

Net earnings                      -         -            -               -                -       32,656      32,656
                         -----------  --------  -----------  --------------  --------------  ------------  ----------

Balance at
 June 30, 2001           15,238,321   $ 1,524   $5,972,374   $    (477,148)  $       14,601  $(5,449,996)  $  61,355
                         ===========  ========  ===========  ==============  ==============  ============  ==========

See  accompanying  condensed  notes  to  consolidated  financial  statements.

                                NETNATION COMMUNICATIONS, INC.

                       Condensed Consolidated Statements of Cash Flows
                                 (Expressed in U.S. dollars)


                                                                 Six month       Six month
                                                                period ended    period ended
                                                                  June 30,        June 30,
                                                                    2001            2000
                                                               --------------  --------------
                                                                (unaudited)   (restated-Note 2)
                                                                                 (unaudited)
Cash flows from operating activities:
  Net earnings (loss)                                          $      32,656   $  (1,217,493)
  Items not involving cash:
    Depreciation and amortization                                    314,844         158,867
    Employee stock-based compensation                                189,584         189,666
  Change in operating assets and liabilities:
    Accounts receivable                                                5,718        (162,734)
    Prepaid expenses and deposits                                     33,126         (99,219)
    Deferred expenses                                                 83,586        (512,763)
    Accounts payable and accrued liabilities                        (280,274)        498,602
    Deferred revenue                                                (141,330)      1,461,506
    Customer deposits                                                 14,040          88,914
                                                               --------------  --------------

  Net cash provided by operating activities                          251,950         405,346
                                                               --------------  --------------

Cash flows from investing activities:
   Purchase of fixed assets                                         (117,241)     (1,101,392)
                                                               --------------  --------------

  Net cash used for investing activities                            (117,241)     (1,101,392)
                                                               --------------  --------------

Cash flows from financing activities:
   Proceeds from sale of common stock, net of offering costs           2,250       2,348,419
   Lease financing                                                    (9,715)              -
   Cancellation of shares                                               (780)              -

                                                               --------------  --------------

Net cash provided by (used in) financing activities                   (8,245)      2,348,419
                                                               --------------  --------------

Increase in cash and cash equivalents                                126,464       1,652,373

Cash and cash equivalents, beginning of period                       748,745         988,077
                                                               --------------  --------------

Cash and cash equivalents, end of period                       $     875,209   $   2,640,450
                                                               ==============  ==============

Supplemental disclosure:
   Non-cash transaction
     Conversion of debentures into common stock                $           -   $   1,100,000

  Cash paid for
     Interest                                                  $       3,604   $         142
     Taxes                                                     $           -   $           -

See  accompanying  condensed  notes  to  consolidated  financial  statements.

                         NETNATION COMMUNICATIONS, INC.

              Condensed Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                 Six-month periods ended June 30, 2001 and 2000
                                   (Unaudited)

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

1.   BASIS  OF  PRESENTATION:

     These interim condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for fair presentation of the financial results for interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's annual audited financial statements. Reference should be made to those statements included with the Company's annual report filed on Form 10-K. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 and related material indicates that the fair value of initial set-up fees should be recognized over the estimated period of service. The Company's contracts generally include such fees. The Company adopted SAB 101 effective the fourth quarter of fiscal 2000 and has, in accordance with its transition provisions, applied the change retroactively to January 1, 2000. The restatement resulted in a decrease in revenue and gross profit, with a corresponding increase in net loss, for the three and six months ended June 30, 2000 of $173,677 and $596,894, respectively. The comparative 2000 consolidated financial statements have been restated to reflect this adjustment.

     Depreciation  and  amortization:

     During the six month period ended June 30, 2001, the Company changed its amortization policy with respect to computer hardware, computer software, furniture, and office equipment to the straight-line method. These fixed assets are depreciated on a straight-line basis over three, three, five, and four years, respectively. Previously, these fixed assets were depreciated on a declining-balance basis at 30%, 30%, 20%, and 30%, respectively. The adoption of this policy did not have a material effect on the Company's financial position or results of operations.

3.   STOCK  OPTIONS:

     A  summary  of  the  Company's  stock  option  activity  is  as  follows:

     =================================================================
                                       Number of      Weighted average
                                     common shares      exercise price
     -----------------------------------------------------------------
     Outstanding, December 31, 2000        720,000   $            3.76
     Granted                               234,000                2.25
     Granted                                36,000                2.13
     Expired                               (14,000)               2.25
     Expired                               (54,000)               2.31
     Expired                               (24,000)               4.13
     Expired                              (150,000)               4.63
     Expired                                (4,000)               7.69
     -----------------------------------------------------------------

     Outstanding, June 30, 2001            744,000   $            3.13
     =================================================================

     The options outstanding at June 30, 2001 expire between February 2, 2002 and August 13, 2005.

4.   COMMITMENTS  AND  CONTINGENCIES:

     (a) The Company is committed to total operating lease payments for rent for the remainder of 2001 and 2002 of approximately $140,000 and $93,000, respectively.

     (b) As at December 1, 2000, the Company discontinued lease payments on the San Diego premises due to a number of circumstances. The status of this lease is in dispute, but to date it has not resulted in litigation. Should a legal action commence against the Company, the outcome of the proceedings is unknown. The remaining lease payments of $381,254 have been accrued in the consolidated financial statements.

     (c) The Company contracted with Inovaware Corporation (formerly known as ISP Power) on January 17, 2000 to develop customized billing software. The contract called for three payments of $80,000 totalling $240,000 and the Company made the first payment in 2000. The Company claims that Inovaware Corporation was unable to complete development of the software in accordance with the terms of the contract, and has terminated the contract with Inovaware on the basis that Inovaware Corporation did not fulfill its contractual obligations. Inovaware Corporation is claiming the Company owes it the remaining $160,000, plus $40,000 for additional work under the terms of the contract. To date, Inovaware Corporation has not commenced legal action against the Company. Should Inovaware commence legal action against the Company, the outcome of the proceedings and the amount of potential damages are unknown. However, should Inovaware prevail in its claim, the Company could be required to pay damages which could have a material effect on the Company's operating results.


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

NetNation is an internet infrastructure solutions provider focused on meeting the needs of small and medium-sized enterprises ("SMEs") and individuals who are establishing a commercial or informational presence on the Internet. NetNation competes in the shared and dedicated web hosting, server co-location and domain name registration markets. It's products and services are sold worldwide, directly to customers and through value added resellers ("VARs").

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

In August 2000, NetNation, through its wholly-owned subsidiary, DomainPeople, made a 5% minority interest investment in Afilias, LLC ("Afilias"), a company formed for the purpose of bidding for, developing, financing, marketing, owning and operating a registry to register and maintain Internet top-level domain names. In November 2000, Afilias obtained the exclusive rights to register and maintain the new ".info" top-level domain names. Since the original investment was made, DomainPeople's ownership percentage has been diluted to 4% as at June 30, 2001 as it has not made further investments.

RESULTS  OF  OPERATIONS

For the quarter ended June 30, 2001, NetNation achieved net earnings of $14,596 ($0.00 per share) as compared to a net loss of $635,191 ($0.04 per share) for the same period in 2000 and for the six month period ended June 30, 2001, net earnings of $32,656 ($0.00 per share) as compared to a net loss of $1,217,493 ($0.08 per share) for the same period in 2000.

Revenue

NetNation's second quarter 2001 revenue was generated mainly from providing web hosting services to SMEs and domain name registration. Also included in revenue was co-located server services but for the period, these were minor contributors. NetNation's web hosting customers normally pay a set-up fee plus regular charges, either monthly, quarterly or annually, thereafter. The Company offers a variety of hosting packages in addition to a number of value-added services and products. This enables customers to easily select and modify a solution that precisely meets their individual requirements.

NetNation's accreditation as an official registrar of domain names has enabled it to register domain names without the involvement of an intermediary. As an accredited registrar, NetNation has assumed responsibility for ensuring that current information obtained from customers is supplied to the central registry. Amounts billed in advance of the provision of domain name registration services are deferred and recorded as revenue on a straight-line basis over the term of registration. The unrecognized portion of the fees has been recorded as deferred revenue. The deferred revenue amount on the balance sheet as at June 30, 2001 includes $1,427,258 related to domain name registration.

The following table compares the composition of sales for the three months ended June 30, 2001 to the three months ended June 30, 2000 and the six months ended
June  30,  2001  to  the  six  months  ended  June  30,  2000:

Sales                          Three months ended June 30,    Six months ended June 30,
                              ----------------------------------------------------------
                                  2001           2000           2001           2000
                              ----------------------------------------------------------
    Shared hosting                      56%            59%            56%            73%
    Domain name registration            30%            21%            31%            11%
    Dedicated hosting                    8%             9%             8%             8%
    Server co-location                   6%            11%             5%             8%
                              ----------------------------------------------------------
Total sales                            100%           100%           100%           100%
                              ----------------------------------------------------------

NetNation's revenue of $1,615,550 for the quarter ended June 30, 2001 was an increase of $365,840 or 29% over the same period in 2000. For the six months ended June 30, 2001, revenue of $3,190,336 was an increase of $949,111 or 42% over the same period in 2000. The increase was due to the increase in the number of web sites hosted and a full year of growth in the domain name registration segment of NetNation's business.

Cost  of  sales

Cost of sales of $519,496 for the quarter ended June 30, 2001 was an increase of $20,382 or 4% over the same period in 2000. For the six months ended June 30, 2001, cost of sales of $1,023,814 was an increase of $124,008 or 14%. As a percentage of sales, cost of sales decreased from 40% in the second quarter of 2000 to 32% in the second quarter of 2001. For the six months ended June 30, 2001, as a percentage of sales, cost of sales decreased from 40% in 2000 to 32% in the same period in 2001. The majority of cost of sales consists of personnel costs for the network operations center and technical support, bandwidth costs, and the costs to register domain names for the Company's customers. Domain name registration fees paid to the central registry are recognized as an expense over the term of registration. The improvement in cost of sales as a percentage of sales was due mainly to the economies of scale experienced for personnel costs.

Sales  and  marketing  expenses

Sales and marketing expenses for the quarter ended June 30, 2001 decreased $245,929 or 41% from the same period in 2000. For the six months ended June 30, 2001, sales and marketing expenses decreased $515,264 or 40% from the same period in 2000. As a percentage of sales, sales and marketing expenses decreased from 48% in the second quarter of 2000 to 22% in the second quarter of 2001. For the six months ended June 30, 2001, as a percentage of sales, sales and marketing expenses decreased from 57% in 2000 to 24% in the same period in 2001. The decrease was mainly due to a reduction in advertising expenses of $555,866 for the six months due to a more focused approach to the media and venues chosen to place advertisements. NetNation's advertising is focused in media types that are believed to best engage the attention of it's target market, SMEs. Sales and marketing expense consists mainly of salaries, bonuses, commissions and advertising costs.

General  and  administration  expenses

General and administration expenses for the quarter ended June 30, 2001 decreased $114,964 or 17% compared to the same period in 2000. For the six months ended June 30, 2001, general and administration expenses decreased $65,759 or 6% compared to the same period in 2000. As a percentage of sales, general and administration expenses decreased from 55% in the second quarter of 2000 to 35% in the second quarter of 2001. For the six month period ended June 30, 2001, as a percentage of sales, general and administration decreased from 50% in 2000 to 33% in the same period in 2001. The improvement in general and administration expenses as a percentage of sales was due to the economies of scale for the various costs included in general and administration expenses such as administrative personnel, rent, general office expenses, legal costs, and investor relations expenses.

Depreciation  and  amortization

Depreciation and amortization for the second quarter of 2001 increased $56,564 or 55% compared to the second quarter of 2000. For the six months ended June 30, 2001, depreciation increased $155,977 or 98% compared to the same period in 2000. This increase was related to the significant investment in the network operation center and computer equipment during 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the six months ended June 30, 2001, operating activities generated net cash of $251,950 compared to $405,346 for the same period in 2000. The main reason for the decrease in cash from operations was the reduction in accounts payable and accrued liabilities and the decrease in deferred revenues for domain name registrations and web hosting services.

Net cash used in investing activities for the six months ended June 30, 2001 of $117,241 was a decrease of $984,151 from the same period in 2000. In 2000 there were significant investment in the network operations center which accounted for the greater expenditures in 2000 compared to 2001. Similar costs may be incurred in the future for expanding the network operations center when appropriate.

Net cash used in financing activities for the six months ended June 30, 2001 was $8,245 compared to net cash provided by financing activities of $2,348,419 for the same period in 2000. In 2000, $2,348,419 was raised from the net proceeds of a private placement of common stock.

As at June 30, 2001, the Company has cash and cash equivalents of $875,209 compared to $748,745 as at December 31, 2000. The increase reflects positive cash flows from operations for the six months ended June 30, 2001 less the investment in fixed assets. The Company will continue to seek additional equity financing when required provided that the equity market conditions are acceptable.

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


                           PART II.  OTHER INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

As at December 1, 2000, the Company discontinued lease payments on the San Diego premises due to a number of circumstances. The status of this lease is in dispute, but to date it has not resulted in litigation. Should a legal action commence against the Company, the outcome of the proceedings is unknown. The remaining lease payments of $381,254 have been accrued in the consolidated financial statements.

The Company contracted with Inovaware Corporation (formerly known as ISP Power) on January 17, 2000 to develop customized billing software. The contract called for three payments of $80,000 totalling $240,000 and the Company made the first payment in 2000. The Company claims that Inovaware Corporation was unable to complete development of the software in accordance with the terms of the contract, and has terminated the contract with Inovaware on the basis that Inovaware Corporation did not fulfill its contractual obligations. Inovaware Corporation is claiming the Company owes it the remaining $160,000, plus $40,000 for additional work under the terms of the contract. To date, Inovaware Corporation has not commenced legal action against the Company. Should Inovaware commence legal action against the Company, the outcome of the proceedings and the amount of potential damages are unknown. However, should Inovaware prevail in its claim, the Company could be required to pay damages which could have a material effect on the Company's operating results.

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

                                       NETNATION  COMMUNICATIONS,  INC.

Date:  August 2, 2001
                                       -----------------------------------------
                                       Joseph  Kibur
                                       Chief  Executive  Officer

Date:  August 2, 2001
                                       -----------------------------------------
                                       Calvin  Mah
                                       Chief  Financial  Officer