Form 10-Q
period 2001-09-30
NETNATION COMMUNICATIONS INC
filed 2001-11-14
CIK 1091560

Form 10-Q

                                 --------------
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 ---------------

                                   (MARK ONE)

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2001

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

The number of shares of the registrant's Common Stock outstanding as of November 9, 2001 was 15,239,521.

                         NETNATION COMMUNICATIONS, INC.


                                    FORM 10-Q
                               SEPTEMBER 30, 2001

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Condensed  Consolidated  Balance  Sheets-September 30,
     2001 (unaudited) and December  31,  2000  (audited)                       3

     Condensed  Consolidated  Statements  of  Operations  and
     Deficit-Three-Month  And  Nine-Month  Periods Ended September 30,
     2001  (unaudited)  and  2000  (unaudited)                                 4

     Condensed  Consolidated  Statement  of  Stockholders'
     Equity-Nine-Month  Period  Ended  September  30, 2001 (unaudited)         5

     Condensed  Consolidated  Statements  of  Cash  Flows-Nine-Month
     Periods Ended September 30, 2001 (unaudited) and 2000 (unaudited)         6

     Condensed Notes to Consolidated Financial Statements                      7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.                                             9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        13

PART II.     OTHER INFORMATION

Item 1.     Legal proceedings                                                 13

Item 2.     Changes in Securities and Use of Proceeds                         13

Item 3.     Defaults Upon Senior Securities                                   13

Item 4.     Submission of Matters to a Vote of Security Holders               13

Item 5.     Other Information                                                 13

Item 6.     Exhibits and Reports on Form 8-K                                  14

                                 PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     NETNATION COMMUNICATIONS, INC.

                                 Condensed Consolidated Balance Sheets
                                      (Expressed in U.S. dollars)

                                                                         September 30,    December 31,
                                                                             2001             2000
                                                                        ---------------  --------------
                                                                          (unaudited)      (audited)
                                      ASSETS

Current assets:
     Cash and cash equivalents                                          $    1,122,477   $     748,745
     Accounts receivable                                                        91,981          33,208
     Prepaid expenses and deposits                                             213,172         131,879
     Deferred expenses                                                         534,039         541,000
                                                                        ---------------  --------------
                                                                             1,961,669       1,454,832

Deferred expenses, non current portion                                          91,790         125,044

Fixed assets, net of accumulated depreciation of $941,810
  (2000 - $471,391)                                                          1,169,210       1,450,952
Investments                                                                    100,000         100,000
                                                                        ---------------  --------------

                                                                        $    3,322,669   $   3,130,828
                                                                        ===============  ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued liabilities                           $      286,625   $     593,518
     Contingent expenses (Note 4(b))                                           381,254         381,254
     Customer deposits                                                         127,829          64,517
     Deferred revenue                                                        1,781,085       1,901,042
     Capital lease liability                                                    18,271          13,867
                                                                        ---------------  --------------
                                                                             2,595,064       2,954,198

Deferred revenue, non current portion                                          330,936         301,287
Capital lease liability, non current portion                                    30,520          37,698

Stockholders' equity (deficit):
     Common stock
          Authorized:
            50,000,000 common shares with a par value of $0.0001 each
          Issued:
            15,238,321 (December 31, 2000 - 15,315,321) common shares            1,524           1,532
     Additional paid-in capital                                              5,972,374       5,970,896
     Deferred stock-based compensation                                        (382,351)       (666,732)
     Accumulated other comprehensive income                                     14,601          14,601
     Deficit                                                                (5,239,999)     (5,482,652)
                                                                        ---------------  --------------

                                                                               366,149        (162,355)
                                                                        ---------------  --------------

                                                                        $    3,322,669   $   3,130,828
                                                                        ===============  ==============

See accompanying condensed notes to consolidated financial statements.

                                                 NETNATION COMMUNICATIONS, INC.

                                 Condensed Consolidated Statements of Operations and Deficit

                                          Three month period ended September 30,       Nine month period ended September 30,
                                                      2001                  2000                  2001                  2000
                                       --------------------  --------------------  --------------------  --------------------
                                           (unaudited)           (unaudited)           (unaudited)           (unaudited)
                                                              (restated - Note 2)                         (restated - Note 2)
Sales                                  $         1,691,773   $         1,369,050   $         4,882,108   $         3,610,275

Cost of sales                                      548,934               488,809             1,572,748             1,388,615
                                       --------------------  --------------------  --------------------  --------------------

Gross profit                                     1,142,839               880,241             3,309,360             2,221,660

Expenses:
  Sales and marketing                              298,414               909,457             1,063,379             2,189,686
  General and administration                       477,729               929,700             1,531,785             2,049,516
  Depreciation and amortization                    156,699               108,655               471,543               267,522
                                       --------------------  --------------------  --------------------  --------------------

                                                   932,842             1,947,812             3,066,707             4,506,724
                                       --------------------  --------------------  --------------------  --------------------

Net earnings (loss)                                209,997            (1,067,571)              242,653            (2,285,064)

Deficit, start of period                        (5,449,996)           (2,728,548)           (5,482,652)           (1,511,055)
                                       --------------------  --------------------  --------------------  --------------------

Deficit, end of period                 $        (5,239,999)  $        (3,796,119)  $        (5,239,999)  $        (3,796,119)
                                       ====================  ====================  ====================  ====================

Earnings (loss) per share, basic and   $              0.01   $             (0.07)  $              0.02   $             (0.15)
diluted
                                       ====================  ====================  ====================  ====================

Weighted average number of common
shares outstanding, basic                       15,238,321            15,402,478            15,248,017            15,250,324
                                       ====================  ====================  ====================  ====================
Weighted average number of common
shares outstanding, diluted                     15,238,321            15,402,478            15,297,678            15,250,324
                                       ====================  ====================  ====================  ====================

See accompanying condensed notes to consolidated financial statements.

                                             NETNATION COMMUNICATIONS, INC.

                         Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
                                              (Expressed in U.S. Dollars)

                                      Nine month period ended September 30, 2001
                                                      (Unaudited)

                                                                                  Accumulated
                               Common Stock       Additional        Deferred            Other
                         ---------------------       Paid-In     Stock-based    Comprehensive
                              Shares    Amount       Capital    Compensation           Income      Deficit       Total
                         -----------  --------  ------------  --------------  --------------  ------------  ----------
Balance at
  December 31, 2000      15,315,321   $ 1,532   $ 5,970,896   $    (666,732)  $       14,601  $(5,482,652)  $(162,355)

Amortization of
  deferred compensation           -         -             -         284,381                -            -     284,381

Issuance of common
  stock for cash              1,000         -         2,250               -                -            -       2,250

Cancellation of
  common stock              (78,000)       (8)         (772)              -                -            -        (780)

Net earnings                      -         -             -               -                -      242,653     242,653
                         -----------  --------  ------------  --------------  --------------  ------------  ----------

Balance at
 September 30, 2001      15,238,321   $ 1,524   $ 5,972,374   $    (382,351)  $       14,601  $(5,239,999)  $ 366,149
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

                                      NETNATION COMMUNICATIONS, INC.

                              Condensed Consolidated Statements of Cash Flows
                                        (Expressed in U.S. dollars)

                                                                      Nine month            Nine month
                                                                     period ended          period ended
                                                                    September 30,         September 30,
                                                                         2001                  2000
                                                                 --------------------  --------------------
                                                                      (unaudited)       (restated - Note 2)
                                                                                            (unaudited)

Cash flows from operating activities:
     Net earnings (loss)                                         $           242,653   $        (2,285,064)
     Items not involving cash:
          Depreciation and amortization                                      471,543               267,522
          Employee stock-based compensation                                  284,381               292,019
          Loss on disposal of fixed assets                                         -                78,777
      Change in operating assets and liabilities:
          Accounts receivable                                                (58,773)              (44,198)
          Prepaid expenses and deposits                                      (81,293)             (751,779)
          Deferred expenses                                                   40,215              (635,909)
          Accounts payable and accrued liabilities                          (306,893)              387,696
          Deferred revenue                                                   (90,308)            1,619,213
          Customer deposits                                                   63,312                66,034
                                                                 --------------------  --------------------

Net cash provided by (used in) operating activities                          564,837            (1,005,689)
                                                                 --------------------  --------------------

Cash flows from investing activities:
     Purchase of fixed assets                                               (189,801)           (1,221,659)
                                                                 --------------------  --------------------

Net cash used for investing activities                                      (189,801)           (1,221,659)
                                                                 --------------------  --------------------

Cash flows from financing activities:
     Proceeds from sale of common stock, net of offering costs                 2,250             2,348,462
     Lease financing                                                          (2,774)                    -
     Cancellation of shares                                                     (780)                   (3)
                                                                 --------------------  --------------------

Net cash provided by (used in) financing activities                           (1,304)            2,348,459
                                                                 --------------------  --------------------

Increase in cash and cash equivalents                                        373,732               121,111

Cash and cash equivalents, beginning of period                               748,745               988,077
                                                                 --------------------  --------------------

Cash and cash equivalents, end of period                         $         1,122,477   $         1,109,188
                                                                 ====================  ====================

Supplemental disclosure:
     Non-cash transaction
          Conversion of debentures into common stock             $                 -   $         1,100,000

     Cash paid for
          Interest                                               $             5,102   $               142
          Taxes                                                  $                 -   $                 -

See accompanying condensed notes to consolidated financial statements.

                         NETNATION COMMUNICATIONS, INC.

              Condensed Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

              Nine-month periods ended September 30, 2001 and 2000
                                   (Unaudited)

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 and related material indicates that the fair value of initial set-up fees should be recognized over the estimated period of service. The Company's contracts generally include such fees. The Company adopted SAB 101 effective the fourth quarter of fiscal 2000 and has, in accordance with its transition provisions, applied the change retroactively to January 1, 2000. The restatement resulted in a decrease in revenue and gross profit, with a corresponding increase in net loss, for the three and nine months ended September 30, 2000 of $21,764 and $618,658, respectively. The comparative 2000 consolidated financial statements have been restated to reflect this adjustment.

     Depreciation  and  amortization:

     During the nine month period ended September 30, 2001, the Company changed its amortization policy with respect to computer hardware, computer software, furniture, and office equipment to the straight-line method. These fixed assets are depreciated on a straight-line basis over three, three, five, and four years, respectively. Previously, these fixed assets were depreciated on a declining-balance basis at 30%, 30%, 20%, and 30%, respectively. The adoption of this policy did not have a material effect on the Company's financial position or results of operations.

3.   STOCK  OPTIONS:

     A summary of the Company's stock option activity is as follows:

           ===================================================================
                                                Number of   Weighted average
                                            common shares     exercise price
           -------------------------------------------------------------------

           Outstanding, December 31, 2000         720,000   $            3.76
           Granted                                318,000                2.25
           Granted                                 36,000                2.13
           Expired                                (28,000)               2.25
           Expired                                (72,000)               2.31
           Expired                                (24,000)               4.13
           Expired                               (170,000)               4.63
           Expired                                (12,000)               7.69
           -------------------------------------------------------------------

           Outstanding, September 30, 2001        768,000   $            2.98
           ===================================================================


     The options outstanding at September 30, 2001 expire between February 2, 2002 and January 9, 2006.

4.   COMMITMENTS  AND  CONTINGENCIES:

     (a) The Company is committed to total operating lease payments for rent for the remainder of 2001 and 2002 of approximately $70,000 and $93,000, respectively.

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

5.   SUBSEQUENT  EVENT:

     Subsequent to September 30, 2001, the Company announced the closure of its London, UK sales office. Total severance payments resulting from this change are currently estimated to be approximately $33,000. Other expenses related to the office closure are not determinable at this time. The costs associated with this office closure will be recorded in the quarter ended December 31, 2001.


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

In August 2000, NetNation, through its wholly-owned subsidiary, DomainPeople, made a 5% minority interest investment in Afilias, LLC ("Afilias"), a company formed for the purpose of bidding for, developing, financing, marketing, owning and operating a registry to register and maintain Internet top-level domain names. In November 2000, Afilias obtained the exclusive rights to register and maintain the new ".info" top-level domain names and in August 2001 Afilias started registering these domain names. Since the original investment in Afilias was made, DomainPeople's ownership percentage has been diluted to 2% as at September 30, 2001 as it has not made further investments.

RESULTS OF OPERATIONS

For the quarter ended September 30, 2001, NetNation achieved net earnings of $209,997 ($0.01 per share) as compared to a net loss of $1,067,571 ($0.07 per share) for the same period in 2000 and for the nine month period ended September 30, 2001, net earnings of $242,653 ($0.02 per share) as compared to a net loss of $2,285,064 ($0.15 per share) for the same period in 2000.

Revenue

NetNation's third quarter 2001 revenue was generated mainly from providing web hosting services to SMEs and domain name registration. Also included in revenue was co-located server services but for the period, these were minor contributors. NetNation's web hosting customers normally pay a set-up fee plus regular charges, either monthly, quarterly or annually, thereafter. The Company offers a variety of hosting packages in addition to a number of value-added services and products. This enables customers to easily select and modify a solution that precisely meets their individual requirements.

NetNation's accreditation as an official registrar of domain names has enabled it to register domain names without the involvement of an intermediary. As an accredited registrar, NetNation has assumed responsibility for ensuring that current information obtained from customers is supplied to the central registry. Amounts billed in advance of the provision of domain name registration services are deferred and recorded as revenue on a straight-line basis over the term of registration. The unrecognized portion of the fees has been recorded as deferred revenue. The deferred revenue amount on the balance sheet as at September 30, 2001 includes $1,535,525 related to domain name registration.

The following table compares the composition of sales for the three months ended September 30, 2001 to the three months ended September 30, 2000 and the nine months ended September 30, 2001 to the nine months ended September 30, 2000:

Sales                            Three months ended        Nine months ended
                                   September  30,            September 30,
                              --------------------------------------------------
                                 2001         2000         2001         2000
                              --------------------------------------------------
    Shared hosting                    55%          59%          56%          73%
    Domain name registration          33%          21%          32%          11%
    Dedicated hosting                  7%           9%           7%           8%
    Server co-location                 5%          11%           5%           8%
                              --------------------------------------------------
Total sales                          100%         100%         100%         100%
                              --------------------------------------------------

NetNation's revenue of $1,691,773 for the quarter ended September 30, 2001 was an increase of $322,723 or 24% over the same period in 2000. For the nine months ended September 30, 2001, revenue of $4,882,109 was an increase of $1,271,834 or 35% over the same period in 2000. The increase was due to the increase in the number of web sites hosted and a full year of growth in the domain name registration segment of NetNation's business.


Cost  of  sales

Cost of sales of $548,934 for the quarter ended September 30, 2001 was an increase of $60,125 or 12% over the same period in 2000. For the nine months ended September 30, 2001, cost of sales of $1,572,748 was an increase of $184,133 or 13%. As a percentage of sales, cost of sales decreased from 36% in the third quarter of 2000 to 32% in the third quarter of 2001. For the nine months ended September 30, 2001, as a percentage of sales, cost of sales decreased from 38% in 2000 to 32% in the same period in 2001. The majority of cost of sales consists of personnel costs for the network operations center and technical support, bandwidth costs, and the costs to register domain names for the Company's customers. Domain name registration fees paid to the central registry are recognized as an expense over the term of registration. The improvement in cost of sales as a percentage of sales was due mainly to the economies of scale experienced for personnel costs.

Sales  and  marketing  expenses

Sales and marketing expenses for the quarter ended September 30, 2001 decreased $611,043 or 67% from the same period in 2000. For the nine months ended September 30, 2001, sales and marketing expenses decreased $1,126,306 or 51% from the same period in 2000. As a percentage of sales, sales and marketing expenses decreased from 66% in the third quarter of 2000 to 18% in the third quarter of 2001. For the nine months ended September 30, 2001, as a percentage of sales, sales and marketing expenses decreased from 61% in 2000 to 22% in the same period in 2001. The decrease was mainly due to a reduction in advertising expenses of $1,051,795 for the nine months due to a more focused approach to the media and venues chosen to place advertisements. Advertising expenses are expected to increase in future quarters. NetNation's advertising is focused in media types that are believed to best engage the attention of it's target market, SMEs. Sales and marketing expense consists mainly of salaries, bonuses, commissions and advertising costs.

General  and  administration  expenses

General and administration expenses for the quarter ended September 30, 2001 decreased $451,972 or 49% compared to the same period in 2000. For the nine months ended September 30, 2001, general and administration expenses decreased $517,731 or 25% compared to the same period in 2000. As a percentage of sales, general and administration expenses decreased from 68% in the third quarter of 2000 to 28% in the third quarter of 2001. For the nine month period ended September 30, 2001, as a percentage of sales, general and administration decreased from 57% in 2000 to 31% in the same period in 2001. The improvement in general and administration expenses as a percentage of sales was due to cost control and the economies of scale for the various costs included in general and administration expenses such as administrative personnel, rent, general office expenses, legal costs, and investor relations expenses.

Depreciation  and  amortization

Depreciation and amortization for the third quarter of 2001 increased $48,044 or 44% compared to the third quarter of 2000. For the nine months ended September 30, 2001, depreciation increased $204,020 or 76% compared to the same period in 2000. This increase was related to the significant investment in the network operation center and computer equipment during 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the nine months ended September 30, 2001, operating activities generated net cash of $564,837 compared to net cash used in operations of $1,005,689 for the same period in 2000. The main reason for the increase in cash from operations was the earnings from operations generated in 2001 compared to the loss from operations incurred in 2000.

Net cash used in investing activities for the nine months ended September 30, 2001 of $189,801 was a decrease of $1,031,858 from the same period in 2000. In 2000 there were significant investment in the network operations center which accounted for the greater expenditures in 2000 compared to 2001. Similar costs may be incurred in the future for expanding the network operations center when appropriate.

Net cash used in financing activities for the nine months ended September 30, 2001 was $1,304 compared to net cash provided by financing activities of $2,348,459 for the same period in 2000. In 2000, $2,348,462 was raised from the net proceeds of a private placement of common stock.

As at September 30, 2001, the Company has cash and cash equivalents of $1,122,477 compared to $748,745 as at December 31, 2000. The increase reflects positive cash flows from operations for the nine months ended September 30, 2001 less the investment in fixed assets. The Company will continue to seek additional equity financing when required provided that the equity market conditions are acceptable.

SUBSEQUENT EVENT

Subsequent to September 30, 2001, the Company announced the closure of its London, UK sales office. Total severance payments resulting from this change are currently estimated to be approximately $33,000. Other expenses related to the office closure are not determinable at this time. The costs associated with this office closure will be recorded in the quarter ended December 31, 2001. The closure of the UK sales office is expected to have a minimal effect on future revenues but will result in future cost savings.

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

To the knowledge of the officers and directors of NetNation, there are no other pending legal proceedings or litigation of a material nature and none of its property is the subject of a pending legal proceeding. Further, NetNation's officers and directors know of no legal proceedings against NetNation or its property contemplated by any governmental authority.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not  applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not  applicable.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.

ITEM  5.     OTHER  INFORMATION

Not  applicable.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits


Number         Description
------         -----------

99.1 Press release dated August 17, 2001 - NetNation Today Announced that it has Received a Staff Determination Letter from the Nasdaq Stock Market.

99.1 Press release dated September 3, 2001 - NetNation Promotes Gillan to COO.

99.1 Press release dated October 3, 2001 - NetNation to Direct Global Sales Efforts from North America.

99.1 Press release dated October 26, 2001 - Nasdaq Panel Determines NetNation May Continue Listing on Nasdaq SmallCap Market



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NETNATION COMMUNICATIONS, INC.

Date:  November 13, 2001
                                          --------------------------------------
                                          Joseph Kibur
                                          Chief Executive Officer

Date:  November 13, 2001
                                          --------------------------------------
                                          Calvin Mah
                                          Chief Financial Officer