Form 10-K
period 2001-12-31
NETNATION COMMUNICATIONS INC
filed 2002-03-22
CIK 1091560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark  one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT  OF  1934
                For the fiscal year ended      December 31, 2001
                                               -----------------

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
       EXCHANGE  ACT  OF  1934
                   For the transition Period from           to
                                                 -----------  -----------

                     Commission file number:  000-26881
                                            -------------

                            NETNATION COMMUNICATIONS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 33-0803438
    -------------------------------                  -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

   Suite 1410 - 555 West Hastings Street
   Vancouver, British Columbia, Canada                      V6B 4N6
  ----------------------------------------               --------------
  (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (604) 688-8946
                                                          -----------------

Securities  registered  under  Section  12(b)  of  the  Act:
     Title  of  Class                    Name  of  exchange  on which registered

          None                                           None
      ------------                                   -------------

Securities  registered  under
Section  12(g) of the Act:             Common Stock, $0.0001  par  value
                           -----------------------------------------------
                                              (Title  of  class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X       No
                                             ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 12, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $16,330,650, based on the closing trade reported on the Nasdaq Small Capitalization Market quotation system. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of March 12, 2002, the registrant's outstanding common stock consisted of 15,218,002 shares, $0.0001 par value per share.

Documents incorporated by reference: None

                                       TABLE OF CONTENTS


Part  Item(s)                                                                         Page No.
----  -------                                                                         --------
I           1  Business                                                                      3
            2  Properties                                                                   26
            3  Legal Proceedings                                                            26
            4  Submission of Matters to a Vote of Security Holders                          26

II          5  Market for Registrant's Common Equity and Related Stockholder Matters        27
            6  Selected Financial Data                                                      28
            7  Management's Discussion and Analysis of Financial Condition
                 and  Results of Operations                                                 31
           7A  Quantitative and Qualitative Disclosure about Market Risk                    34
            8  Financial Statements and Supplementary Data                                  36
            9  Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                                   36

III        10  Directors and Officers of the Registrant                                     37
           11  Executive Compensation                                                       39
           12  Security Ownership of Certain Beneficial Owners and Management               43
           13  Certain Relationships and Related Transactions                               43

IV         14  Exhibits, Financial Statement Schedules and Reports on Form 8-K              44

               Signatures                                                                   45

               Index to Consolidated Financial Statements                                   46

                                     PART I

ITEM  1:  BUSINESS
------------------

                           FORWARD -LOOKING STATEMENTS

Except for the historical information presented in this document, the matters discussed in this Form 10-K, and specifically in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Registrant. These forward-looking statements involve risks and uncertainties, including those identified within the section entitled "Factors Affecting Future Operating Results" and elsewhere in, or incorporated by reference into, this Form 10-K. The actual results that the Registrant achieves may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Registrant assumes no obligation to update this information. Readers are urged not to place undue reliance on these forward-looking statements, and readers should carefully review and consider the various disclosures made by the Registrant in this Annual Report on Form 10-K and in the Registrant's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

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

                             OVERVIEW OF THE COMPANY

NetNation competes in the web hosting and domain name registration markets and is focused on meeting the needs of small and medium-sized businesses and individuals who are establishing a commercial or informational presence on the Internet. Management organizes its business into two segments for making operating decisions and assessing performance. Please see Note 10 to the Company's audited financial statements for certain information about the segments.

Web  Hosting

NetNation commenced web hosting operations in February of 1997. Web hosting services offered by NetNation can be described to fit between the creation and development of web sites and the direct provision of Internet connectivity such as by an Internet Service Provider (ISP). Web hosting encompasses a broad range of possible services, including basic services such as simply posting a customer's web site on the Internet using the hosting company's computer hardware and software, to enhanced services such as enabling financial transactions over the Internet (E-commerce), e-mail, audio and video capabilities, security, backup, load balancing, and monitoring. Enhanced services may be developed internally by the web hosting company or purchased from external sources and resold by the web hosting company. NetNation offers a range of basic and enhanced web hosting services to businesses wishing to place their web site on the Internet. These businesses often decide to use a web hosting company in order to avoid the financial cost, time and expertise requirements of hosting the web site and obtaining enhanced services themselves.

Web hosting can be differentiated into shared or dedicated hosting. NetNation offers both services. Shared hosting involves multiple customers who have their web sites hosted on a shared computer server. Dedicated server hosting is available to customers that prefer not to host their web sites on a shared server. Dedicated servers provide significantly more server and network resources than those available from a shared server and give customers the ability to run complex, high volume or high bandwidth web sites and applications. NetNation offers a number of dedicated server options at various prices, depending upon the specific hardware configuration, level of service and data transfer rates required by the customer.

NetNation hosts customer web sites and indirectly provides access to the Internet through its ISP's. However, NetNation has strategically determined not to offer web site design, development, or content services. The person or company typically responsible for assisting in the design and maintenance of a web site is called a webmaster. This function is labor intensive and would involve significant human resources and time to service a broad customer base. Consequently, webmaster functions are typically performed by specialized companies servicing a number of customers. These customers may also rely upon their webmasters to direct them to suitable hosting and/or ISP companies. NetNation has decided not to provide the services of webmasters to its customers due to the intensive use of human resources required and the corresponding impact on the ability of the Company to scale quickly. Instead, NetNation has developed a program for resellers designed to provide incentive for the webmasters to direct their customers to NetNation for web hosting.

NetNation also provides server co-location services. Server co-location services involve a customer physically placing their computer hardware (referred to as a "server") on NetNation's premises. The customer gains access to NetNation's technical support and maintenance services, high-speed Internet connections, security systems and appropriate physical environment for the server (e.g. static free, air-conditioned). NetNation's data center also provides for data backup, secure continuous power supply, and 24 hour-per-day, 7 day-per-week monitoring by NetNation's technical staff.

Domain  Name  Registration

NetNation is an accredited and operational domain name registrar offering domain name registration through its wholly-owned subsidiary, DomainPeople Inc. This accreditation allows NetNation to register domain names (e.g. Top-level domains such as .com, .net, .org, .info, and .biz) for individuals and companies.

A business or individual that wants a personalized web address must first reserve a domain name (such as "mycompany.com"). Customers can register a domain name initially for a usual minimum one year period, depending upon the minimum term established for that particular domain. Offering this service provides a marketing advantage as the domain name registration customer may return to NetNation when selecting a web hosting provider. NetNation provides a number of incentives for domain name registration customers to migrate to its web hosting services, which are expected to generate a recurring revenue stream.

Prior to November 30, 1999, registration of .com, .net, and .org domain names was exclusively provided through Network Solutions Inc. The registration fee, formerly payable to Network Solutions Inc., is now received directly by the registrars. Each registrar, in turn, submits a fee of $6 per domain name, per year, to Network Solutions Inc. as its contribution towards the maintenance of a centralized database registry. To expand its domain name registration market share, DomainPeople is forming alliances and is private labeling domain name registration services for ISPs and other Internet companies worldwide, as well as offering the new top level domain names as they become available.

Marketing  and  Sales

NetNation's marketing is comprised of print and online advertising that is designed to position the Company and increase brand awareness. NetNation also has developed a number of initiatives designed to attract resellers, Original Equipment Manufacturers ("OEMs"), and other revenue generating arrangements.

Operations

During 2001, NetNation had operations in Vancouver, Canada (its head office) and London, England. The London, England sales office was closed in November 2001. Customers in Europe are now being serviced from the Company's Vancouver headquarters; since the Company's inception, all customers have been serviced from a technical perspective by NetNation's customer service and technical support staff from its Vancouver facility.

                            BACKGROUND OF THE COMPANY

During 2001, NetNation derived 68% of its revenue from its web hosting services. Web hosting, which is sometimes referred to as "web site outsourcing", involves the rental of computer infrastructure space. The infrastructure consists of computer hardware, referred to as "servers", and computer software. The hardware and software facilitate the connection of customers' web sites to the Internet. In addition to the basic infrastructure, web hosting companies may also provide customer support services and access to additional services such as the enabling of commercial transactions on the Internet. These additional services, which are essentially software packages, may be developed directly by the web hosting company or obtained under license from third parties.

To begin using a web hosting service, the typical customer would register and pay for a domain name and would set up a billing account with NetNation for web hosting services. The customer would pay the initial setup fee for the web hosting service and then pay a recurring monthly fee. A customer would then provide its web site to NetNation for placement on a computer server, which in turn is connected to the Internet through an ISP. If the customer has a commercial web site, NetNation can assist the customer in meeting its commercial objectives by making available services that enable commercial transactions over the Internet.

Typical customers of web hosting companies consist of small and medium-sized businesses that wish to have a web site on the Internet without incurring the costs and time delays involved with developing, maintaining and updating a web presence on their own. The web site is an informational or an informational/commercial tool for these customers. In addition to small and medium-sized businesses, web hosting services may be purchased by entities, such as resellers and OEMs, that will resell the services in connection with their own web related services.

NetNation can host a customer's web site on NetNation's shared hosting computer infrastructure for a basic monthly fee ranging from $20-$150. The fee entitles a customer to basic services, including disk data storage space on NetNation's server, the ability to receive and transmit data over the Internet, 24-hour customer support, e-mail access, and e-mail forwarding capabilities. Additional services available for an extra charge include, for example, the ability to add security to data transmissions, to carry out financial transactions over the

Internet, to track and send orders, to give a receipt for purchases made through customer's web site, and to add audio/video capabilities. Additional information on the services offered by NetNation is described under the section entitled "NetNation's Products and Services".

NetNation believes that the Internet continues to represent a growing and substantial opportunity for businesses or organizations that wish to interact in innovative ways with offices, employees, customers, suppliers and partners around the globe. Both small and large businesses are recognizing their increasing need to take advantage of the Internet by establishing web sites. As a result, reliable web site hosting services and enhanced services are becoming increasingly critical to most mainstream businesses. Due to this ever-growing importance, many businesses are outsourcing these functions in order to ensure reliability, scalability for rapid growth, sophisticated performance monitoring and expert management.

The skill and technology demands of the Internet can present a significant barrier to in-house development for all but the largest Information Technology ("IT") departments. To set up an in-house solution, a company would have to buy the computing hardware equipment, firewall/switching equipment, power backup system, fire control system, physical security, fast network cable connection, and pay the wages of a system administrator. Management believes it is able to provide a significant cost savings to its customers relative to communications, equipment, and labor costs.


                                BUSINESS STRATEGY

NetNation has targeted the North American and European small and medium-sized business markets for a number of reasons. The percentage of these markets that utilize the Internet is expected to continue to be one of the fastest growing segments internationally. In addition, as globalization of business continues, these businesses are required to compete domestically and internationally against better capitalized and larger competitors. They need to be efficient and make use of the latest technology in order to gain advantage or survive. These businesses may look to outsource their web hosting because they typically lack the technology, expertise, resources, capital, personnel, and time required to install, maintain and monitor their own web servers and added services.

The geographic location of the market for web hosting services is worldwide, although NetNation's marketing plan targets prospective customers in countries with high Internet use backed by good ISP and telecommunications support. Marketing in all geographic areas includes exposure to prospective customers of NetNation's services through resellers. Up to December 31, 2001, NetNation's marketing efforts have been directed primarily to North American and European markets. In 2002, subject to improved economic conditions, the Company may consider further enhancing its strategic business efforts which require additional resources, such as directing its marketing efforts to expanding its advertising coverage, developing strategic partnerships, expanding its reseller network, and increasing its shared hosting customer base. To date, NetNation has primarily utilized print, marketing agreements with other online service providers, online media, trade shows, and co-marketing with creators of web site creation/authoring tools, to effect its marketing plan.

Due to the constantly evolving nature of the Internet and related technologies, existing web hosting products and services, such as online commerce packages, continue to be reviewed on an ongoing basis in order to keep pace with changes in third party technologies and generally in how business is transacted on the Internet.


                                  ORGANIZATION

NetNation was incorporated under the laws of the State of Delaware on May 7, 1998, under the name Collectibles Entertainment Inc. ("Collectibles"), for the purpose of operating an online sports card and other tradeable memorabilia distribution business. Collectibles changed its name to NetNation Communications, Inc. on April 14, 1999, in conjunction with the acquisition of a web site hosting business based in Vancouver, Canada. The common shares of NetNation currently trade on the Nasdaq Small Capitalization Market under the ticker symbol "NNCI".

NetNation has three wholly-owned subsidiaries: NetNation Communications Inc., NetNation Communications (USA) Inc., and DomainPeople Inc. NetNation Communications UK Ltd. ceased operations in November 2001. Customers in Europe are now being serviced from the Company's Vancouver headquarters; since the Company's inception, all customers have been serviced from a technical perspective by NetNation's customer service and technical support staff from its Vancouver facility.


NetNation entered into the web hosting business through its acquisition of the Canadian Subsidiary. The Canadian Subsidiary is a private company incorporated under the laws of the Province of British Columbia, Canada on February 19, 1997. The Canadian Subsidiary became a wholly-owned subsidiary on April 7, 1999, pursuant to an agreement between the shareholders of the Canadian Subsidiary and Collectibles (the "Share Purchase Agreement"). Pursuant to the Share Purchase Agreement, Collectibles acquired 9,000,000 Class A common shares and 1,000,000 Class B preferred shares of the Canadian Subsidiary, being all of the issued and outstanding shares of the Canadian Subsidiary. The purchase price for the shares of the Canadian Subsidiary was $1,000,000 in Canadian currency, which was paid by the issuance of 10,000,000 common shares of Collectibles. Upon conclusion of the acquisition, Collectibles changed its name to NetNation.

NetNation has a wholly-owned subsidiary in the United States, NetNation Communications (USA) Inc., a company incorporated under the laws of the State of Delaware on October 20, 1999. The US Subsidiary was incorporated to facilitate NetNation's U.S. operations.

NetNation has a wholly-owned subsidiary in the United States, DomainPeople Inc., a company incorporated under the laws of the State of Delaware on November 24, 1999. DomainPeople was incorporated to encompass the Company's Domain Name Registration business.

                        NETNATION'S PRODUCTS AND SERVICES

NetNation offers a range of Internet products and services targeted to the small- and medium-sized business market.

All of NetNation's services have been designed to meet the specific and evolving needs of its target market. Customers pay a one-time setup fee and thereafter pay monthly fees for the services they utilize. NetNation can then provide enhanced services to these customers as their needs evolve.

The concept behind NetNation's products and services is to enable its customers to create, update, upgrade and expand their web presence faster, and on a substantially more cost-effective basis, than the customers could develop internally. The services offered by NetNation can be summarized as follows:

Web hosting

1. Shared server web site hosting: This service permits a customer to post their web site on the Internet using NetNation's hardware and software, Internet access, web site management tools and support services. The customer's web site is hosted on a server that is shared with a number of other NetNation customers.

2. Dedicated server web site hosting: This service permits a customer to post their web site on the Internet and access NetNation's Internet services. The customer's web site is hosted on a dedicated server that is not shared with any other web sites. This service is appropriate for those customers that run complex or high bandwidth web sites and applications.

3. Server co-location: This service permits a customer to place their own server hardware in NetNation's premises and access NetNation's Internet services.

4. Enhanced Internet services: These services permit a customer with a web site to add features to that web site such as audio/video, online commerce capabilities, e-mail and various other features.

5. Managed services: These services are an expansion of our dedicated server web site hosting and is for the high-end corporate customer. These services can be customized for the particular customer and can be configured to completely outsource the customer's entire web site infrastructure and technical support and maintenance.

Domain name registration

NetNation's ICANN accreditation and operational status allows for the registration of domain names (e.g. top-level domains such as .com, .net, .org, ..info, and .biz) for individuals and companies.

Reseller  services

These  services  consist  of  services  that  can  be  resold  by third parties.

A  description  of  each  of  the  above  services  is  set  out  below.

Shared  Server  Web  Site  Hosting

A core component of NetNation's business is the provision of shared web hosting services for individuals and businesses that want an Internet presence at a reasonable cost. Shared server means that a number of customers will share space on one server. NetNation offers a number of shared server web site hosting plans to meet the needs of a broad range of customers.

NetNation's entry-level shared server web site hosting plan is called Starter. The Starter package of services offers customers up to 1 gigabyte ("GB") of data transfer per month and 20 megabytes ("MB") of disk data storage on NetNation's web servers. Customers can store HyperText Markup Language ("HTML"- a programming language) coded files, graphics, video and audio on their web site. This basic service meets the requirements of most individuals, as well as relatively small businesses.

To allow customers to make effective use of their web presence, customers can establish e-mail addresses using their domain name and have their e-mail forwarded to another computer, establish online chat rooms on their web site, and even have automated e-mail messages (autoresponders) sent to people who send them e-mail. Support is also provided for popular web authoring tools such as Microsoft FrontPage and its specialized extensions.

The more advanced and expensive web site hosting services offer enhanced functionality and resources. NetNation has implemented a variety of tools to allow its customers to use their sites more effectively. All of the standardized web site hosting plans feature detailed web statistics and access to raw log files, giving customers the ability to track the performance and evaluate the effectiveness of their web sites. Customers are able to update web sites remotely by sending files through File Transfer Protocol ("FTP"). In addition, NetNation provides a number of popular Common Gateway Interface ("CGI", a programming language) scripts that allow customers to deploy web site and web page hit counters, guest books, mail forms and discussion forums rapidly and easily. NetNation also supports custom CGI scripts that enable customers to build unique functionality into their web sites.

NetNation  supports  the  following  platforms  and  operating  systems:

     Intel  based  servers
     Sun  servers
     Red  Hat  Linux
     Windows  NT  4.0  and  Windows  2000
     Apache  web  server
     Microsoft  IIS

NetNation has developed a set of utilities for its customers called User Services. User Services is a proprietary account interface tool that enhances a customer's web site control and management capabilities. For example, customers can use User Services to change passwords, set e-mail forwarding options, and view web site statistics without the need to converse directly with NetNation staff.

Dedicated  Server  Web  Site  Hosting

Dedicated server solutions are available for customers that prefer not to host their web sites on a shared server. Dedicated servers are owned by NetNation and provide significantly more server and network resources than those available from a shared server and give customers the ability to run complex, high volume or high bandwidth web sites and applications. NetNation offers a number of dedicated server options at various prices depending upon the specific hardware configuration, level of service, and data transfer rates required by the customer.

Server  Co-location

Server Co-location is the service of providing a physical space on NetNation's premises where customers can place their own server while sharing NetNation's Internet connectivity, network infrastructure, and physical security. This type of service is useful for those customers that do not want to share server resources with other customers in a hosted environment and have their own equipment. A typical candidate for server co-location would be someone that requires professional, enterprise level Internet infrastructure with fast connectivity and high-level data center security. Co-located servers can be managed by NetNation or by the customer using remote access software. Customers outsourcing these services are often able to reduce expenses and eliminate many of the problems associated with running web sites, particularly large ones, in their own facilities.


Enhanced  Internet  Services

Due to the rapid evolution of web-based services, NetNation is continually exploring complementary and new services targeted at the needs of its current and prospective customers. Other industry specific web hosting activities include audio and video streaming, and electronic commerce solutions, which are currently offered by NetNation. Current areas of new product focus include expanded electronic commerce products, simplified web site development tools, and automated marketing services. Most of NetNation's service packages are a combination of software licensed from third parties and enabling/facilitating software that is developed in-house at NetNation.

NetNation provides electronic commerce solutions to allow businesses to develop and maintain successful online storefronts, which may replicate many of the features, products, services, payment methods, delivery options etc. offered by land-based businesses. Dependent on the level of complexity and their specific needs, businesses can choose online commerce solutions ranging from simple online catalogues to complex full-featured interactive online stores. These commerce solutions are distinguished from web site development, in that they are packaged solutions that are available from a web host. Some modification may be required by the user to ensure the application is specific to the business. Web site development, which NetNation does not provide, instead concentrates on the physical appearance of the entire web site, including graphics, color, typestyles, text, layering of pages, placement of icons, and other similar issues.

With these products, NetNation's web hosting customers can construct customized online storefronts with integrated end-to-end sales process support and automated payment systems with connections to their legacy accounting systems. Customers can select the credit card processing services we offer or another service of their own choosing. Any financial arrangements for these services are between the customer and the credit card processing company. NetNation does not purchase credit card processing services from these entities for resale purposes.

For an initial setup fee and a subsequent monthly fee, NetNation offers several packages that support online commerce. The packages are available to both UNIX and Windows NT users. Both UNIX and NT packages are based on a "shopping cart" licensed from Miva. A "shopping cart" refers to a program that allows a business to implement an online storefront by enabling tracking and sending of orders made through the web site and giving a customer a receipt for purchases made through the web site.

Managed  services

These services are an expansion and extension of our dedicated server web site hosting and is targeted at the high-end corporate customer. These services can be customized for the particular customer and can be configured to completely outsource the customer's entire web site infrastructure and technical support and maintenance. Services provided can include increased security, firewalls, data backup, special reporting, load balancing, monitoring, virus scanning, e-mail server and domain name server and FTP server configuration and maintenance, and business protection services. Typically a customer would have a longer term contract and there would be service level agreements which specify the exact level of service or "up-time" agreed upon.

Domain  Name  Registration

Every individual or business entity desiring a web site address must first reserve a domain name that will serve as the basis for their personalized web site address through which users of the Internet can connect to their web site. In May 1999, NetNation was selected as an official registrar of domain names by ICANN. Prior to then, Network Solutions Inc. held sole authority to register top-level domain names ("TLD's") ending in .com, .net and .org, which account for between 50% - 75% of the world's Internet addresses. NetNation became operational as a domain name registrar in December of 1999. As at December 31, 2001, the Company had registered approximately 300,000 Internet domain names. The domain name registration service also provides NetNation with leads to market its web hosting services.


Reseller  Services

These services consist of web hosting and domain name registration services that can be resold by third parties. NetNation works with a variety of resellers which are typically web developers and system integrators. These resellers do not offer web hosting services themselves and see web hosting as a complementary service they can offer as a reseller of NetNation's services.

Another type of reseller relationship is offered for domain name registration. NetNation, through its wholly owned subsidiary DomainPeople, is currently providing a private label domain search and registration service, using NetNation's proprietary "Smart Whois" service (http://www.swhois.com. In this particular case, NetNation is a third-party provider of the service (Smart Whois) that the reseller wishes to obtain and utilize on a private label basis. Customers visiting the reseller's web site would not know that back-end is linked to NetNation's servers in completing the service. The revenue, generated from the registration of domain names using the Smart Whois service, is shared. The advantage to the reseller is the ability to offer domain name registrations without having to develop and maintain the technical and administrative infrastructure.

                         MARKETING AND PUBLIC RELATIONS

NetNation's marketing and public relations teams are responsible for integrated marketing communications, competitive market research, product and service planning, advertising and public relations.

In 2001, NetNation primarily utilized a combination of print and online advertising to promote its products and services. The Company placed aggressive print advertising in major business and technical publications to accelerate its customer growth. Some of the publications in which NetNation advertises are PC magazine, Small Business Computing, Windows 2000, Linux Journal, the Computer Paper, and Silicon Valley North. Each one of these publications is considered by NetNation to be a major publication for the market segment that NetNation targets. In 2001, NetNation allocated approximately 89% of its total advertising budget to print advertising.

The Company's online marketing program consists of a rotation of keyword specific, web banner advertisements, as well as web site sponsorships and select search engine optimization. Each web property chosen for advertising was carefully selected. User demographics for each site were examined and compared to NetNation's target; if there was a significant match, a site was selected and NetNation's advertising appeared. The Company allocated approximately 8% of its total budget to online advertising in 2001. NetNation also utilized other marketing vehicles to promote its products and services, including direct marketing, collateral sales materials and the Company's web site.

NetNation is continuously analyzing the effectiveness of each of these marketing initiatives for the purpose of developing future marketing strategies. The Company is increasing its public relations program and cultivating media relationships with the goal of securing more media coverage and better public recognition of NetNation.

                             DISTRIBUTION AND SALES

NetNation sells its products and services worldwide directly to existing and potential customers and indirectly through resellers. Direct sales are generated through the use of traditional media and online marketing campaigns. Indirect sales are generated from NetNation's resellers in various countries. The resellers attract customers to NetNation because the potential customer has already developed an Internet-based business relationship with the reseller.

NetNation hosts approximately 22,000 websites for customers in over 130 countries as of December 31, 2001. For the year ended December 31, 2001, United States customers comprised 46% of the total web hosting customer base, followed by Canada at 41%, and all other countries combined at 13%.

Direct  Sales

At present, NetNation generates most of its new web hosting accounts from online orders on its web site, and inbound sales calls in its tele-sales center, all generated by its traditional media and online advertising campaigns, as well as outbound sales calls. NetNation's web site enables customer orders around the clock and its automated voice mail system allows sales calls to be captured 24 hours a day. NetNation has expanded its sales force to include outbound sales, and has specialized sales personnel for dedicated and co-located hosting and domain name registration services.

Resellers

NetNation has a network of resellers in various countries that resell NetNation's services. Most of these resellers base their businesses on selling web page design, integration and consulting services. Approximately 70% of the resellers are in the business of web page design and 30% are in the business of integration and consulting. NetNation's International Reseller Program was designed for these webmasters, consultants and other resellers that wish to offer web hosting services as a value added service in their particular market. The resellers are responsible for maintaining customer relationships, technical support, customer billing, and the provision of value-added services such as web page design and system integration. When a customer of the reseller requests a particular set of services configured with a specific web site package, the reseller arranges with NetNation to provide the bundled web hosting package to the customer. The reseller then buys the web hosting services from NetNation at a discount from retail and resells the services to their customers as a complete package. Resellers set their own price, marketing and technical support policy that is best suited to the market that they are serving. In order to terminate a reseller relationship, the reseller must typically give 30 days notice.

OEMs

OEM stands for "original equipment manufacturer", which in this document refers to other service providers that may buy NetNation's services in bulk and resell them under their own brand name. To further expand its distribution channels, NetNation is establishing OEM relationships with companies that have an attractive target customer base for NetNation's services. Candidates for OEM partnering include telecommunication and cable companies, online communities and Internet portal companies, ISPs, marketing organizations, and large system integrators. NetNation believes that OEMs will typically consist of potential competitors that for cost reasons have opted to outsource their web hosting and domain name registration services and resell them under their own brand name. NetNation believes that various OEMs already have access to NetNation's target markets but that not all of the customer demands are being met. NetNation believes that by entering into OEM relationships with such entities there will be an overlap of customer demands. For example, an OEM relationship with an online search company will allow NetNation to offer web hosting solutions and domain name registration services to customers of the search company, whereas the online search company could provide the search capabilities. Such relationships create situations where customers can be referred among the OEM parties.


                                CUSTOMER SERVICE

NetNation uses online and automated customer support through its web site and online "frequently asked questions" (FAQs ) feature. These online services are in addition to NetNation's technical support staff who are accessible via telephone or email 24 hours per day, 7 days a week. Technical support staff are responsible for helping customers with their web site hosting accounts, web page setup and transfer, and use of the various online web site management tools that NetNation provides.

NetNation's Customer Service and Accounts Receivable Group handles accounting and billing information. NetNation has implemented a feature to its "User
Services"  to  allow  customers  to  check  their  billing  statements  online.
Additionally, customers can call NetNation during normal business hours to discuss their account.

                                   TECHNOLOGY

NetNation has created a secure, scalable and reliable web site hosting service. NetNation believes that this technology provides a significant competitive advantage and is focused on combining its internally developed technology with third party software and hardware.

Web  Site  Hosting  Platform

NetNation attempts to balance and limit the number of web site customers per server to ensure high quality service levels. Even though industry standard web servers can support multiple web sites on a single machine, the ability to manage large numbers of sites is difficult and requires significant technological innovation. NetNation has expended significant resources developing technology and tools to efficiently manage a high ratio of customers to servers and to simultaneously monitor service quality. Although NetNation has developed the technology to allow over 3,000 simultaneous web sites on a single server, it generally limits the number of web sites to approximately 2,000 or less per server.

NetNation has the capability to accommodate most hardware/software configurations that prospective customers may have. NetNation uses standard technologies such as the Linux operating system, Apache web server software, Exim mail server, and Bind for DNS. Some of the technological barriers that NetNation has been able to overcome include the ability to communicate with a Microsoft Windows NT based SQL server from a UNIX machine, the elimination of the "file handle" limits on the servers and the ability to run Microsoft FrontPage extensions on Linux machines.

To facilitate customer maintenance and support, NetNation has developed various tools that enable customers to change their own passwords, setup POP3 mail accounts, modify e-mail routing for automatic message forwarding, and to monitor their web site statistics. Customers access these services through a proprietary User Services front-end interface. The User Services front-end tools are continually being upgraded to enhance customer service and ensure a high level of scalability as additional servers and customers come online.


Network  Operations

The provision of qualified service is of the utmost importance to NetNation's business. Accordingly, NetNation invests significant resources into building a scalable network infrastructure. Wherever feasible, NetNation makes its network fault tolerant with redundant equipment. Such actions include standby equipment to handle additional capacity if a server has to be replaced for such reasons as malfunction of a hard drive or software. The redundancy allows for operations to continue efficiently as possible although a particular piece of equipment has failed. Another instance of failure can occur when power to a server is interrupted. In this situation, NetNation's emergency backup power would automatically operate to allow the service to continue with minimal or no interruption. The availability of redundancy of equipment or excess capacity allows for the alternative processing of data until the defective equipment or software can be replaced or repaired. These measures, along with continual monitoring, are designed to help minimize down time and provide early identification of potential sources of failure. At December 31, 2001, the Company had one data center, located in Vancouver, Canada.

                                   COMPETITION

The markets for web hosting and domain name registration services are very competitive. It is estimated that there are over 5,000 web hosting service providers in North America alone. The majority of them are very small and run by programmers or other technical people. Others are ISPs that offer limited web site hosting as an add-on service to their dial-up web access services. There are approximately 150 accredited registrars of top-level domain names worldwide.

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

NetNation considers that most web hosting competitors fit into two major groupings, each having its own set of competitive strengths and weaknesses. The first grouping, and most obvious of NetNation's direct competitors, are the large telephone and cable companies. NetNation believes that because of their large corporate size, it takes these competitors much longer to develop and incorporate new features into their hosting services and to offer those services at a competitive price without subsidizing the pricing. As a result, NetNation believes that by careful attention to its cost structure and rapid response to market demand for new features, it can effectively compete with larger and more financially secure companies, both in services provided and on price.

The second major type of competitors are the pure-play web site hosting companies. NetNation believes that many of these companies have insufficient resources, inadequate infrastructure, insufficient Internet connectivity, and/or inadequate technical support. These companies may have congested network servers and slow Internet connectivity causing delays in web site access and upload. The smaller of these companies may not have scalable systems that can respond quickly to their customers' growth requirements and may not be capable of supporting large numbers of new customers. NetNation is aware that some of its customers came to NetNation as a result of experiencing an inadequate level of service from a competitor. While some of these pure-play web site hosting companies may face these competitive deficiencies, there are a number of web site hosting companies that have shown the ability to compete effectively, including Interland, Interliant, Verio, and Webhosting.com. The ability of NetNation to compete with these companies over time is unproven.

Competitive  Advantages

The following key advantages are provided to the customers of NetNation through its various service solutions.

     High-performance with quality service and reliability. NetNation's web site hosting solutions are designed to deliver hardware and software performance to ensure customers' web sites load rapidly when visited. NetNation believes that features such as redundant and fault tolerant equipment housed in secure and environmentally protected facilities permit NetNation to offer a reliable service with minimal downtime to customer web sites.

     Large number of service options. NetNation's services range from domain name registration to sophisticated managed web hosting offerings. In 2001, 68% of NetNation's revenues were generated by web site hosting services. This includes a number of fee based Internet enhancement services. These enhanced services include electronic commerce solutions for the Web, expanded data storage and data bandwidth options, web site to database interfaces, multimedia support tools for applications such as RealAudio and RealVideo, security, backup, load balancing, and monitoring. NetNation also offers the ability for customers to co-locate their web servers on NetNation's secure premises and gain access to technical support services, expertise, and Internet connectivity.

     Cost-effective solutions. There are potentially significant cost saving benefits to NetNation's customers through the elimination of high capital costs for web site equipment, labor, and software. Customers can tap directly into the knowledge and operating experience of NetNation's staff. Ongoing operating costs to customers are usually a small fraction of costs of staffing, support and bandwidth of an internally hosted web site. The shared nature of NetNation's services provides customers with access to the huge bandwidth at a cost of less than $100 versus over a $1,000 per month for their own T-1 (1.54 megabits) or greater bandwidth connection.

     Flexibility and Scalability. NetNation's web site hosting solutions offer a highly scalable structure designed to support tens of thousands of web sites. This enables NetNation to provide a continual level of reliable service to both existing and new customers. NetNation's structure permits the quick expansion of available data storage space and network bandwidth required to accommodate rapid growth in the activity or number of visitors to customers' web sites.

     Customer Support. Through its standardized systems, NetNation has the ability to rapidly deploy customer web sites. Most of this process is automated and does not require the extensive involvement of any NetNation personnel. NetNation believes it has developed an efficient system of support and related customer services via e-mail or telephone through NetNation's technical service group. Customer support services are available 24 hours per day, 7 days per week.

     Ease of Use. Through interactions with its thousands of customers, NetNation has developed and implemented proprietary software tools to assist its customers. These tools allow customers to easily order, change, and manage their web sites, remotely. Detailed statistics and activity logs are available for customers to review their account and performance information. For customers that are buying the "DomainPlus" package, NetNation has developed a tool that allows customers to create a one page web site with a simple template. By using this tool, customers can create a simple web site within minutes.

                                    EMPLOYEES

As at December 31, 2001, NetNation had 80 employees. All employees, with the exception of the founders, are required to enter into an employment agreement that contains industry standard terms including protection of proprietary interests, confidentiality, and non-competition terms.

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

Future  Losses

The Company may incur losses and generate negative operating cash flows in the future. The extent to which negative cash flow will occur depends upon a number of factors, including the following:

     -    the  number,  size, and timing of any investments and/or acquisitions;

     - the expense and time required to integrate any future acquired operations;

     -    the  time  and  effort  required  to  capture  operating efficiencies;

     -    the  ability  to  generate  increased  revenues  and  cash  flow;  and

     - potential regulatory developments that may apply to NetNation's operations.


Industry  Risks

NetNation and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the rapidly evolving market for web hosting, domain name registration, and related enhanced Internet services. To address these risks, NetNation must market its services and build its brand names effectively, provide scalable, reliable and cost-effective services, continue to grow its infrastructure to accommodate additional customers and increased use of its network bandwidth, expand its channels of distribution, continue to respond to competitive developments, and retain and motivate qualified personnel. NetNation may not sustain revenue growth and profitability in future quarterly or annual periods.

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

     Non-controllable  Factors

     a)   demand  for  and  market  acceptance  of  NetNation's  services;
     b)   introductions  of  products  or  services  by NetNation's competitors;
     c)   reliable  continuity  of  service  and  network  availability;
     d)   the  ability  to  increase  bandwidth  as  necessary;
     e)   provisions  for  customer  discounts  and  credits;
     f)   customer  retention;
     g) timing and success of marketing efforts and service introductions by the Company, its resellers and OEMs;
     h) the introduction by third parties of new Internet and networking technologies;
     i)   increased  competition  in  NetNation's  markets;
     j)   changes  in  the  pricing  policies  of  NetNation's  competitors; and
     k)   fluctuations  in  bandwidth  used  by  customers.

NetNation's committed costs pertaining to premises, communication and wages account for approximately 55% of total expenses for the foreseeable short term. Absorbing these costs within the short term as well as variable marketing expenses, and maintaining efficient operations means that NetNation's earnings would be particularly sensitive to fluctuations in revenues. If NetNation was unable to continue using third-party products in NetNation's services offerings, NetNation's service development costs could increase significantly. For these and other reasons, in some future quarters, NetNation's results of operations may not meet or exceed the expectations of the investors, which could have a material adverse effect on NetNation's worth. See "Management's Discussion and Analysis" in this Form 10-K.

Dependence  Upon  New  Markets;  Uncertainty  of  Acceptance  of  Services

The markets for web site hosting, domain name registration, and related enhanced Internet services have only begun to develop in the past few years and are evolving rapidly. There is significant uncertainty regarding whether these markets ultimately will prove to be viable over the long term or, if they prove viable, whether they will continue to grow. NetNation's future growth, if any, will depend upon the willingness of businesses to outsource web site hosting services and NetNation's ability to market its services in a cost-effective manner to a sufficiently large number of customers. The market for NetNation's services may not develop further, NetNation's services may not be more widely adopted, and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If these markets fail to develop further or develop slower than expected, or if NetNation's services do not achieve broader market acceptance, NetNation's business, results of operations and financial conditions would be materially and adversely affected. In addition, to be successful in this emerging market, NetNation must be able to differentiate itself from its competition through its service offerings and brand recognition. NetNation may not be successful in differentiating itself or achieving market acceptance of its services and may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. If NetNation incurs increased costs, or is unable, for technical or other reasons, to develop and introduce new services or products or enhancements to existing services in a timely manner, or if new services do not achieve market acceptance in a timely manner or at all, NetNation's business, results of operations and financial condition could be materially adversely affected.

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

Dependence  Upon  Channel  Partners

An important element of NetNation's strategy for growth is to continue to develop its reseller channel through the marketing of Reseller Packages, which is being used by NetNation's network of domestic and international resellers, and through the development of NetNation's OEM relationships. NetNation's resellers typically are web development or web consulting companies that also sell NetNation's web site hosting services but that do not generally have established customer bases to which they can market NetNation's services. Therefore, in those markets, primarily international, where NetNation does not directly focus its marketing efforts, NetNation is dependent on third parties to stimulate demand for NetNation's services. Currently, NetNation does not have marketing efforts in South America, Africa, and Australia. The failure of NetNation's services to be commercially accepted in certain markets, whether as a result of a reseller performance or otherwise, could cause NetNation's current channel partners to discontinue their relationships with NetNation, and NetNation may not be successful in establishing additional channel partner relationships as required. OEMs and resellers have no obligation to market or resell NetNation's web site hosting and domain name registration services, and

OEMs can terminate their relationships with NetNation with limited or no penalty with as little as 30 days' notice. The loss of resellers or OEMs, the failure of such parties to perform under agreements with or the inability of NetNation to attract and retain new resellers or OEMs with the industry experience required to market NetNation's web site hosting and domain name registration services successfully in the future could have a material adverse effect on NetNation's business, results of operations and financial condition. NetNation's direct sales efforts may conflict with the efforts of its indirect channel partners, which may adversely affect NetNation's relationships with such partners. In addition, to the extent that NetNation succeeds in increasing its sales through indirect channels such as resellers or OEMs, those sales will be at discounted rates, and revenue and gross margin to NetNation for each such sale will be less than if NetNation had sold the same services to the customer directly. Refer to "Distribution and Sales" in this Form 10-K.

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

Continued  Growth  May  Strain  Resources

NetNation has been growing, and expects to continue to experience growth. This growth has placed, and is likely to continue to place, a significant strain on the Company's managerial, operating, financial and other resources. The expansion efforts also require significant time commitments from the Company's senior management and places a strain on their ability to manage the existing business. The Company also may be required to manage multiple relationships with third parties as the Company's value-added service offerings, including web hosting, are expanded. Future performance will depend, in part, upon NetNation's ability to manage this growth effectively. To that end, the Company will have to undertake the following improvements, among others:

     -    implement  additional  management  information  systems  capabilities;

     - further develop operating, administrative and financial and accounting systems and controls;

     - improve coordination between engineering, accounting, finance, marketing and operations; and

     -    hire  and  train  additional  personnel.

In addition, if the Company cannot obtain external capital resources, its ability to grow rapidly may be significantly undermined.

Risks  Associated  with  International  Expansion  and  Operations

NetNation's success is dependent in part on expanding its international presence, primarily through NetNation's resellers. As a result, NetNation will depend upon its reseller network to market and sell its services and manage the accounts of customers internationally. NetNation's resellers may not be able to continue to market and sell NetNation's web site hosting services successfully. NetNation denominates its sales to resellers in U.S. dollars. Thus, fluctuations in the value of the U.S. dollar relative to the Canadian dollar and to the currency of a given country may make NetNation's services less (or more) profitable and therefore less (or more) attractive to resellers selling in that country. In addition, there are certain risks inherent in conducting business internationally, such as changes in regulatory requirements, export restrictions, tariffs and other trade barriers, differing technology standards, longer payment cycles, political and economic instability, fluctuations in currency exchange rates, imposition of currency exchange controls, seasonal reductions in business activity, increased difficulty in enforcing contracts and potentially adverse tax consequences, any of which could adversely affect NetNation's international operations. Furthermore, foreign governments where NetNation currently operates or plans to operate, have enforced laws and regulations related to the operations of Internet service providers that are stricter than those currently in place in the United States and Canada.

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

General  Acquisition  Risks

The Company may acquire strategically important companies and operations. These acquisitions could materially adversely affect the Company's operating results as a result of dilutive issuances of equity securities or the incurrence of debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair values of the net assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded, which could result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on NetNation's business, financial condition and results of operations.

Increased  Bandwidth  Requirements

As customers' usage of bandwidth increases, NetNation will need to make additional investments in its infrastructure to maintain adequate downstream data transmission speeds, the availability of which may be limited or the cost of which may be significant. Additional network capacity may not be available from third party suppliers as NetNation needs it, and, as a result, NetNation's network may not be able to achieve or maintain a sufficiently high capacity of data transmission, especially if the usage by NetNation's customers increases. NetNation's failure to achieve or maintain high-capacity data transmission could significantly reduce consumer demand for its services and have a material adverse effect on its business, results of operations and financial condition.

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

Network  Solutions/Verisign's  and  Other  Registries  Competitive  Advantage

The Internet domain name registration system is composed of two principal functions: registry and registrar. Registries maintain the database that contain names registered within the top-level domains and their corresponding Internet protocol addresses. Registrars act as intermediaries between the registry and individuals and businesses, referred to as registrants, seeking to register domain names. The agreements among Network Solutions, ICANN and the U.S.
Department  of  Commerce  have  given  Verisign  the  parent  company of Network
Solutions, the exclusive right to operate and maintain the registry for the ..com, .net and .org domains at least until November 30, 2003. Registrars other than Verisign are known in the industry as "competitive registrars." As the exclusive registry for these domains, Verisign receives from NetNation, and every other competitive registrar, $6 per domain name per year. Although registry fees may not be used directly to fund Verisign's registrar business, the substantial net revenues from these fees, and the certainty of receiving them, provide Verisign significant advantages over any competitive registrar.

Afilias, LLC and Neulevel, Inc. have recently been appointed the registries for the .info and .biz top-level domain names respectively. They hold a similar competitive position with respect to their top-level domain names as Network Solutions/Verisign has to the .com, .net, and .org top-level domain names.

Increased  Domain  Name  Registration  Competition

Competition in the domain name registration services industry will intensify as the number of entrants into the market increases. As at December 31, 2001, ICANN had accredited almost 150 competitive registrars, including NetNation, to register domain names in the .com, .net, and .org domains. NetNation faces substantial competition from competitive registrars and others in that:

     - many accredited registrars that are not currently registering domain names may begin to do so in the near future;
     - companies that are not accredited registrars may offer domain name registrations through a competing accredited registrar's system; and
     - ICANN may accredit new registrars to register domain names in the .com, .net, .org, .info, and .biz domains.

The Company faces competition from other competitive registrars and others in the domain name registration industry who may have longer operating histories, greater name recognition or greater resources. Competitors in the domain name registration industry include companies with strong brand recognition and Internet industry experience, such as major telecommunications firms, cable companies, ISPs, web hosting providers, Internet portals, systems integrators, consulting firms and other registrars. Many of these companies also possess core capabilities to deliver ancillary services, such as customer service, billing services and network management. NetNation's market position could be harmed by any of these existing or future competitors, some of which may have longer operating histories, greater name recognition and greater financial, technical, marketing, distribution and other resources than NetNation does.

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

Accreditation  to  New  Top-Level  Domains

ICANN or another approving entity may introduce new generic top-level domains. The Company cannot provide assurance that, if introduced, NetNation will be accredited to offer registrations in these domains or that customers will rely on NetNation to provide registration services within any new generic top-level domains. The Company's business, financial condition, and results of operations would be materially adversely affected if substantial numbers of customers turn to other registrars for these registration needs.


Maintenance  of  ICANN  Accreditation

NetNation needs to be an ICANN-accredited registrar in order to register domain names in the .com, .net, .org, .info, and .biz domains. The Company's current ICANN accreditation agreement, through DomainPeople Inc., a wholly-owned subsidiary of NetNation, expires on August 16, 2005. While NetNation anticipates that ICANN will renew this agreement when it expires, there is no assurance that it will do so. If ICANN does not renew the Company's accreditation when it expires, NetNation's business, financial condition and results of operations would be materially adversely affected in the future.

Risk  of  System  Failure

NetNation's operations depend upon its ability to protect its network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism or terrorism and similar events. The occurrence of a natural disaster or other unanticipated problems at NetNation's Network Operations Centers could result in interruptions in the services provided by NetNation. The Company has no formal disaster recovery plan. Although NetNation is currently building redundancy into its network, NetNation's network is currently subject to various single points of failure, and a problem with one of NetNation's routers or switches could cause an interruption in the services provided by NetNation to a portion of its customers. NetNation has, in the past, experienced periodic interruptions in service ranging from 2 minutes to 3 hours, totaling between 20 and 24 hours a year. Although these interruptions were of short duration, they did occur and the extent of future interruptions is indeterminable. The interruptions had no significant impact on the business of NetNation.

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

Dependence  Upon  Network  Infrastructure

NetNation's success will depend upon the capacity, scalability, reliability and security of its network infrastructure, including the capacity leased from AT&T Canada Inc., Group Telecom, Peer1 Network, and WorldCom, its telecommunications network suppliers. NetNation is dependent on such companies to maintain the operational integrity of their telecommunications networks. Therefore, NetNation's operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers in a consolidated market. In the event of a material increase in pricing or decrease in telecommunications capacity available to NetNation, if NetNation were unable either to access alternative networks on a cost-effective basis to distribute its customers' content or to pass through any additional costs of utilizing existing or alternative networks to its customers, NetNation's business, results of operations and financial condition could be materially adversely affected.

Dependence  Upon  the  Internet  and  Internet  Infrastructure  Development

NetNation's success will depend largely upon continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for NetNation's services. The adoption of the Internet for information retrieval and exchange, commerce and communications, particularly by those enterprises that have historically relied upon alternative means of information gathering, commerce and communications, generally will require the acceptance of a new medium of conducting business and exchanging information. Demand and market acceptance of the Internet are subject to a high level of uncertainty and depend upon a number of factors, including the growth in consumer access to and acceptance of new interactive technologies, the development of technologies that facilitate interactive communication between organizations and targeted audiences, and increases in the speed of user access. If the Internet, as a commercial or business medium, fails to develop further, or develops more slowly than expected, NetNation's business, results of operations, and financial condition could be materially adversely affected.

Rapid  Technological  Change;  Evolving  Industry  Standards

NetNation's future success will depend, in part, upon its ability to offer services that incorporate leading technologies, address the increasingly sophisticated and varied needs of its current and prospective customers, and respond to technological advances and emerging industry standards and practices on a timely and cost- effective basis. The market for NetNation's services is characterized by rapidly changing and unproven technologies, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. Technological advances may have the effect of encouraging certain of NetNation's current or future customers to rely on in-house personnel and equipment to furnish the services currently provided by NetNation. In addition, keeping pace with technological advances in NetNation's industry may require substantial expenditures and lead time, which may have a material adverse effect on NetNation's business, results of operations and financial condition.

NetNation believes that its ability to compete successfully also depends upon the continued compatibility and interoperability of its services with products offered by various vendors. Enhanced or newly developed third party products may not be compatible with NetNation's infrastructure, and such products may not adequately address the needs of NetNation's customers. Although NetNation currently intends to support emerging standards, industry standards may not be established, and even if they are established, NetNation may not be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. The failure of NetNation to conform to the prevailing standard, or the failure of a common standard to emerge, could have a material adverse effect on NetNation's business, results of operations and financial condition. In addition, products, services or technologies developed by others could render NetNation's services noncompetitive or obsolete.

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

Government  Regulation  and  Legal  Uncertainties

Only a small body of laws and regulations currently apply specifically to content of, access to, or commerce on, the Internet. It is possible that laws and regulations with respect to the Internet may be adopted by governments in any of the jurisdictions in which NetNation can sell its products, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. The nature of future legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, future legislation could subject NetNation and/or its customers to potential liability, which in turn could have a materially adverse effect on NetNation's business, results of operations and financial condition. The adoption of any such laws or regulations might slow the growth of the Internet, which in turn could decrease the demand for the services of NetNation or increase the cost of doing business or in some other manner have a material adverse effect on NetNation's business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for the services of NetNation or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a materially adverse effect on NetNation's business, results of operations and financial condition. In addition, because NetNation's services are available over the Internet virtually worldwide, and because NetNation facilitates sales by its customers to end users located in multiple provinces, states and foreign countries, such jurisdictions may claim that NetNation is required to qualify to do business as a foreign corporation in each such state/province or that NetNation has a permanent establishment in each such foreign country. Failure by NetNation to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject NetNation to taxes and penalties for failure to qualify and could result in the inability of NetNation to enforce contracts in such jurisdictions. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to NetNation's business, could have a materially adverse effect on NetNation's business, results of operations and financial condition.

NetNation is not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, it may become subject to regulation by the FCC or another regulatory agency. NetNation's business could suffer depending on the extent to which its activities are regulated or proposed to be regulated

NetNation does not currently collect sales or other taxes with respect to the sale of services or products in states and countries where NetNation believes it is not required to do so. NetNation does collect sales and other taxes in the states and countries in which NetNation has offices and is required by law to do so. Currently, NetNation collects federal taxes in Canada from Canadian residents and provincial taxes where applicable. One or more jurisdictions have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that NetNation should collect sales or other taxes on its products and services, or remit payment of sales or other taxes for prior periods, could have a minor adverse effect on the Company's business.

It is possible that the U.S. or any other jurisdiction may impose taxes on Internet based commerce. The materiality of such taxes on the results of operations cannot be determined by the Company at this time. The growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. If NetNation becomes subject to claims that NetNation has violated any laws, even if NetNation successfully defends against these claims, the business could suffer. Moreover, new laws that impose restrictions on NetNation's ability to follow current business practices or increase its costs of doing business could hurt the business.

Risks  Associated  With  Information  Disseminated  Through  NetNation's Network

The law relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks is currently unsettled. Despite the passage of the Communications Decency Act which provided some relief to online service providers from civil liability for content they did not create, it is possible that claims could be made against online services companies and Internet access providers under United States, Canadian and foreign laws for defamation, negligence or copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks. Several private lawsuits seeking to impose such liability upon online services companies and Internet access providers are currently pending. In addition, legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon NetNation and other web site hosting providers of potential liability for information carried on or disseminated through their systems could require NetNation to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources, or to discontinue certain service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals also could affect the growth of Internet use. In addition, NetNation is subject to a number of risks associated with the potential actions of customers utilizing NetNation's network. For example, if a customer were to engage in "spamming" (a practice of sending large quantities of unsolicited e-mail), NetNation would have an obligation to block that customer's access to the Internet through NetNation's network. A failure by NetNation to satisfy this obligation could result in NetNation being denied access to the telecommunications networks through which NetNation's network links to the Internet. Spamming could also cause a significant disruption in NetNation's ability to route e-mail to and from its customers.

Dependence  on  Key  Personnel

NetNation's success depends in a significant part upon the continued services of its key personnel. The Company's technical, sales and administrative matters come under the direct responsibility of, or are shared by, the following key personnel: David Talmor, Chairman and President; and Joseph Kibur, Chief Executive Officer. The loss of the services of one or both of these key persons could have a material adverse effect on NetNation's business, results of operations and financial condition.

Ability  to  Attract,  Train  and  Retain  Personnel

If NetNation is unable to attract additional qualified personnel, this could have a material adverse effect on NetNation's business, results of operations and financial condition. Any officer or employee of NetNation can terminate his or her relationship with NetNation at any time. NetNation's future success will also depend on its ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for such personnel is intense, and NetNation may not be able to attract and retain key personnel.

Protection  and  Enforcement  of  Intellectual  Property  Rights

NetNation relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in its services. NetNation has no patented technology that would preclude or inhibit competitors from entering NetNation's market. NetNation has entered into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with its suppliers, distributors and certain customers in order to limit access to and disclosure of its proprietary information. These contractual arrangements or the other steps taken by NetNation to protect its intellectual property may not prove sufficient to prevent misappropriation of NetNation's technology or to deter independent third party development of similar technologies. The laws of certain foreign countries may not protect NetNation's services or intellectual property rights to the same extent as do the laws of the United States and Canada. NetNation also relies on certain technologies that it licenses from third parties. These third party technology licenses may not continue to be available to NetNation on commercially reasonable terms. The loss of the ability to use such technology could require NetNation to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on NetNation's business, results of operations and financial condition. To date, NetNation is not a subject of a lawsuit in respect to NetNation's services infringing the proprietary rights of third parties, but third parties could claim infringement by NetNation with respect to current or future services. NetNation expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in NetNation's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service installation delays or require NetNation to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to NetNation, or at all. As a result, any such claim could have a material adverse effect upon NetNation's business, results of operations and financial condition.

Control  by  Principal  Stockholders,  Executive  Officers  and  Directors

NetNation's Chairman and President, David Talmor, and Chief Executive Officer, Joseph Kibur, in the aggregate, beneficially own approximately 53% of NetNation's outstanding common stock as at December 31, 2001. As a result, such persons, acting together, will have the ability to control most matters submitted to stockholders of NetNation for approval (including the election and removal of directors) and to control the management and affairs of NetNation. However, there are no voting trusts or other agreements between David Talmor and Joseph Kibur to vote in concert. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of NetNation, impeding a merger, consolidation, takeover or other business combination involving NetNation or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of NetNation, which in turn could have a material adverse effect on NetNation's worth.

Dilutive  Effect  of  Future  Sales  of  Securities

Future sales of substantial amounts of NetNation's Common Stock in the public market could adversely affect the market price of the common stock and shareholders could experience dilution in their stock ownership of the Company and in the value of their shares. Dilution is a reduction in the value of the holder's investment measured by the difference between the purchase price of the shares of the common stock and the net tangible book value of the shares after the purchase takes place. As at December 31, 2001, there were 9,887,621 shares of common stock which are restricted or affiliate shares ("Restricted Shares"). Those Restricted Shares will gradually be converted to free-trading shares, the sale of which could have a material adverse effect on the future market price of NetNation's common stock.

Stock  Price  Volatility

The market price of NetNation's common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. To date, the trading volume in the Company's stock has been relatively low and significant price fluctuations can occur as a result. If the low trading volumes experienced to date continue, such fluctuations could occur in the future. The Company cannot provide assurance that the sale price of its common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology companies. These broad market fluctuations may materially adversely affect the market price of NetNation's common stock in future. Such fluctuations and variations may be the result of changes in NetNation's business, operations or prospects, announcements of technological innovations and new products by competitors, NetNation or its competitors entering into new contractual relationships with strategic partners, proposed acquisitions by NetNation or its competitors, financial results that fail to meet public market analyst expectations of performance, regulatory considerations and general market and economic conditions in the U.S. and throughout the world.

Nasdaq  SmallCap  Market  Listing

The Company is subject to continued inclusion rules to maintain its Nasdaq SmallCap Market listing. In August 2001, the Company was notified by Nasdaq that it did not meet listing requirements for the Nasdaq SmallCap Market at that time. The Company appealed its case before the Nasdaq Qualifications Panel for continued listing on Nasdaq SmallCap Market. In a determination provided to the Company by the Nasdaq Qualifications Panel on October 26, 2001, the Panel stated that the Company had demonstrated market capitalization of at least $35,000,000 for 18 consecutive trading days. Furthermore, the Panel noted that the Company appeared to satisfy all other requirements for continued listing. Accordingly, the Panel determined to continue listing the Company's securities on the Nasdaq SmallCap Market, and closed the hearing file.

If NetNation is unable to maintain its listing on the Nasdaq SmallCap Market in the future, the liquidity of its common stock on the public markets could be affected. The ability of NetNation to meet the continued listing requirements is affected by factors affecting the Company itself, and by market factors that affect all Nasdaq and/or all publicly traded stocks.

ITEM  2:  PROPERTIES
--------------------

NetNation's executive offices and Network Operation Center, are located in Vancouver B.C., Canada. They consist of approximately 11,000 square feet, which is leased at a rate of approximately $9,000 per month pursuant to agreements that expire on April 30, 2002 with an option to renew for 2 years. All property is insured to industry standards. The Company believes that these facilities will be suitable for the operation of its business for the foreseeable future.


ITEM  3:  LEGAL  PROCEEDINGS
----------------------------

As at December 1, 2000, the Company had discontinued lease payments on its San Diego premises due to a number of circumstances. To date, the landlord has not commenced legal action against the Company. Should the landlord commence legal action against the Company, the outcome of the proceedings is unknown. The remaining lease payments of $381,254 as at December 31, 2001 have been accrued in the consolidated financial statements as at December 31, 2000, and a gain will be recognized in the event of a favorable outcome.

The distribution process for .biz domain names has been the subject of litigation in the Los Angeles Superior Court in the State of California. On
August 1, 2001 a lawsuit was brought by David Scott Smiley against NeuLevel, Inc., the .biz registry, the Internet Corporation for Assigned Names and Numbers ("ICANN"), and most of the .biz-accredited registrars, including DomainPeople Inc., a wholly-owned subsidiary of NetNation. This lawsuit alleges among other things, that the method for assigning domain names during the start-up period for registration of .biz domain names constituted an illegal lottery under California law. The lawsuit seeks a refund of the fees paid to the defendants, additional damages, costs, attorney fees, and an injunction to stop the pre-registrations. NeuLevel has subsequently changed its distribution process in response to this litigation. At this time, DomainPeople Inc. has not been formally served with notice of the legal proceedings and the outcome of the proceedings and the amount of potential damages to DomainPeople Inc. is unknown. However, should the plaintiff prevail in its claim, the Company may be required to pay damages which could have a material effect on the Company's operating results.

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

No items were submitted to a vote of security holders during the fourth quarter of 2001.

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

                                         Price Range of Common Stock
                                         ---------------------------
                                             High           Low
                                         ------------  -------------
Fiscal Year Ended December 31, 2001
  First Quarter . . . . . . . . . . . .  $      4.000  $      2.063
  Second Quarter. . . . . . . . . . . .  $      3.750  $      2.250
  Third Quarter.. . . . . . . . . . . .  $      3.010  $      0.900
  Fourth Quarter. . . . . . . . . . . .  $      3.510  $      2.200

Fiscal Year Ended December 31, 2000
  First Quarter . . . . . . . . . . . .  $     17.875  $      4.563
  Second Quarter. . . . . . . . . . . .  $     15.500  $      3.500
  Third Quarter . . . . . . . . . . . .  $      6.375  $      3.375
  Fourth Quarter. . . . . . . . . . . .  $      4.000  $      1.313

The above quotations were taken from Commodity Systems, Inc.

Holders

On March 12, 2002, NetNation's issued and outstanding common stock totalled 15,218,002 shares and was held by approximately 75 shareholders of record and by undetermined number of additional shareholders through nominee or street name accounts with brokers.

Dividends

NetNation has not declared any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. NetNation's policy is to reinvest all earnings into the business.

                     RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2001, NetNations sold no unregistered securities.

ITEM  6:  SELECTED  FINANCIAL  DATA
-----------------------------------

                                    OVERVIEW


NetNation was incorporated under the laws of the State of Delaware on May 7, 1998, under the name Collectibles Entertainment Inc. ("Collectibles"), for the purpose of operating an online sports card and other tradeable memorabilia distribution business. Collectibles changed its name to NetNation Communications, Inc. on April 14, 1999, in conjunction with the acquisition of a web site hosting business based in Vancouver, Canada. The common shares of NetNation currently trade on the Nasdaq Small Capitalization Market under the ticker symbol "NNCI".

NetNation entered into the web hosting business through its acquisition of the Canadian Subsidiary. The Canadian Subsidiary is a private company incorporated under the laws of the Province of British Columbia, Canada on February 19, 1997. The Canadian Subsidiary became a wholly-owned subsidiary on April 7, 1999, pursuant to an agreement between the shareholders of the Canadian Subsidiary and Collectibles (the "Share Purchase Agreement"). Pursuant to the Share Purchase Agreement, Collectibles acquired 9,000,000 Class A common shares and 1,000,000 Class B preferred shares of the Canadian Subsidiary, being all of the issued and outstanding shares of the Canadian Subsidiary. The purchase price for the shares of the Canadian Subsidiary was $1,000,000 in Canadian currency, which was paid by the issuance of 10,000,000 common shares of Collectibles. Upon conclusion of the acquisition, Collectibles changed its name to NetNation. Prior to the acquisition, there were no significant business operations. In accordance with generally accepted accounting principles, this transaction was accounted for as a recapitalization of the Canadian Subsidiary, as if it issued stock for consideration equal to the net monetary assets of NetNation. Accordingly, the results from the Canadian Subsidiary are presented as the prior period comparative information of the consolidated companies.

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

                            SELECTED FINANCIAL DATA

======================================================================================
                                Years ended December 31,
                                   2001           2000          1999         1998
--------------------------------------------------------------------------------------
Sales                          $  6,646,433   $ 5,011,859   $ 2,511,021   $ 1,108,430
Gross profit                      4,566,731     3,199,603     1,799,065       687,191

Expenses
 Sales & marketing                1,388,643     2,977,927     1,575,699       461,913
 General & admin.                 2,037,689     3,352,296     1,472,687       303,400
 Write-off of advance                    --       500,000            --            --
 Depreciation                       632,482       340,977        95,445        31,428

Deferred income tax recovery        250,000            --            --            --

Net earnings (loss)                 757,917    (3,971,597)   (1,344,766)     (109,500)

Earnings (loss) per share      $       0.05   $     (0.26)  $     (0.10)  $     (0.01)

Weighted average number          15,246,145    15,316,804    13,164,836     9,692,030
of common shares

Total assets                   $  4,126,428   $ 3,130,828   $ 1,518,165   $   177,359

Debentures payable             $         --            --   $ 1,100,000            --

Cash generated by (used for)
 Operating activities          $  1,155,973   $  (623,555)  $  (604,773)  $    94,177
 Investing activities              (235,258)   (2,014,787)     (435,922)      (86,590)
 Financing activities                 9,490     2,399,010     1,982,909        (4,734)
======================================================================================

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

NetNation is an internet infrastructure solutions provider focused on meeting the needs of small and medium-sized enterprises ("SMEs") and individuals who are establishing a commercial or informational presence on the Internet. NetNation competes in the web hosting and domain name registration markets. It's products and services are sold worldwide, directly to customers and through value added resellers ("VARs").

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

NetNation's 2001 revenue was generated mainly from providing web hosting services to SMEs and domain name registration. Also included in revenue were co-located server services; during the year 2001, however, these were relatively minor contributors. NetNation's web hosting customers normally pay a setup fee and regular charges, either monthly, quarterly or annually, thereafter. The Company offers a variety of hosting packages in addition to a number of value-added services and products. This enables customers to easily select and modify a solution that precisely meets their individual requirements.

NetNation's accreditation as an official registrar of domain names has enabled it to register domain names without the involvement of an intermediary. As an accredited registrar, NetNation, through DomainPeople, has assumed responsibility for ensuring that current information obtained from customers is supplied to the central registry.

                                OPERATING RESULTS

YEAR  ENDED  DECEMBER  31,  2001  COMPARED  WITH  YEAR  ENDED  DECEMBER 31, 2000

For the year ended December 31, 2001, NetNation achieved net earnings of $757,917 or net earnings per share of $0.05 as compared to a net loss of $3,971,597 or a net loss per share of $0.26 for the same period in 2000.


Revenue


NetNation's 2001 revenues were derived from Web Hosting (68%) of which 5% was from Server Co-Location, and Domain Name Registration services (32%). As at December 31, 2001, NetNation had registered approximately 300,000 Internet domain names and was hosting more than 22,000 web sites. NetNation's products and services are sold worldwide, directly to customers and through resellers.

NetNation's 2001 revenue of $6,646,433 was an increase of $1,634,574, or 33%, over 2000 revenue. During 2001, the number of sites hosted increased approximately 37%, from 16,000 to 22,000. The increase in revenue was due to the increase in the number of web sites hosted and a full year of growth in the domain name registration segment of NetNation's business.

Domain name registration services are billed and collected in advance of provision of the service and are deferred and recorded as revenue on a straight-line basis over the term of registration. The unrecognized portion of the fees has been recorded as deferred revenue. The deferred revenue amount on the balance sheet as at December 31, 2001 includes $1,708,233 related to domain name registration.

Cost  of  Sales

Cost of sales of $2,079,702 was an increase of $267,446 or 15% from 2000 and as a percentage of revenues, decreased from 36% to 31%. The majority of cost of sales consists of personnel costs for the network operations center and technical support, bandwidth costs, and the costs to register domain names for the Company's customers. Domain name registration fees paid to the central registry are recognized as an expense over the term of registration. The improvement in cost of sales as a percentage of sales was due mainly to the economies of scale experienced for personnel costs.

Sales  and  Marketing  Expenses

Sales and marketing expenses decreased $1,589,284, or 53%, from 2000, and as a percentage of revenue, decreased from 59% to 21%. The decrease was mainly due to a reduction in advertising expenses of $1,240,730 due to a more focused approach to the media and venues chosen to place advertisements. NetNation's advertising is focused in media types that are believed to best engage the attention of its target market, SMEs. Sales and marketing expense consists mainly of salaries, bonuses, commissions and advertising costs.

General  and  Administrative  Expenses

General and administration expenses decreased $1,314,607 or 39% compared to 2000. As a percentage of sales, general and administration expenses decreased from 67% in 2000 to 31% in 2001. The improvement in general and administration expenses as a percentage of sales was due to cost control and the economies of scale for the various costs included in general and administration expenses such as administrative personnel, rent, general office expenses, legal costs, and investor relations expenses.

Depreciation  and  amortization

Depreciation and amortization increased $291,505 or 85% compared to 2000. This increase was related to the significant investment in the network operation center and computer equipment during 2000.

Deferred  Income  Tax  Recovery

In 2001, the Company recognized a deferred income tax recovery of $250,000 and a corresponding deferred tax asset of the same amount. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carry forward period.


YEAR  ENDED  DECEMBER  31,  2000  COMPARED  WITH  YEAR  ENDED  DECEMBER 31, 1999

Revenue

NetNation's 2000 revenue was generated from providing web hosting services to SMEs and domain name registration. Also included in revenue were co-located server services; during the year 2000, however, these were relatively minor contributors. NetNation's web hosting customers normally pay a setup fee and regular charges, either monthly, quarterly or annually, thereafter. There are a variety of hosting packages offered by NetNation in addition to a number of value-added services and products, to enable customers to easily select and modify a solution that precisely meets their individual requirements.

NetNation's 2000 revenues were derived from Web Hosting (72%), Domain Name Registration services (26%), and Server Co-Location (2%). As at December 31, 2000, NetNation had registered approximately 150,000 Internet domain names and was hosting more than 16,000 web sites. NetNation's products and services are sold worldwide, directly to customers and through resellers.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 and related material indicates that the fair value of initial set-up fees should be recognized over the estimated period of service. The Company's contracts generally include such fees. The Company has determined the impact of SAB 101 and the resulting cumulative adjustment of $597,950 has been recorded in the Company's financial statements in 2000.

NetNation's 2000 revenue of $5,011,859 was an increase of $2,500,838, or 100%, over 1999 revenue. During 2000, the number of sites hosted increased approximately 60%, from 10,000 to 16,000.

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

In March 2000, an equity financing was secured that allowed NetNation to further increase advertising activities in support of its internal growth plan. NetNation's advertising is focused in media where NetNation's advertising is believed to best engage the attention of the target hosting market, small and medium-sized businesses.

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

Write-Off  of  Advance

In 2000, the Company made an unsuccessful attempt to acquire American Digital Network ("ADN"), a company involved in the web hosting, ISP, and Internet services industry. As part of the planned acquisition, NetNation advanced ADN
$500,000 and received as security the intellectual property rights to the eStoreManager software. The acquisition was terminated and NetNation has not been able to recover its advanced funds and has taken possession of the eStoreManager software. If ADN is unable to repay the advances, NetNation will retain the full rights to the eStoreManager software. To date, ADN has not exercised its option to repurchase the software. As the Company does not expect to recover the amounts advanced to ADN, nor does it expect to make commercial use of the intellectual property rights acquired, the Company has decided to write-off the amount advanced to ADN.

                        LIQUIDITY AND CAPITAL RESOURCES


During 2001, operating activities generated net cash of $1,155,973 compared to net cash used in operations of $623,555 and $604,773 for 2000 and 1999, respectively. The main reason for the increase in cash from operations was the earnings from operations generated in 2001 compared to the losses from operations incurred in 2000 and 1999.

Investing activities for 2001 used net cash of $235,258 compared to $2,014,787 and $435,922 in 2000 and 1999, respectively. In 2000 and 1999 there were significant investments in the network operations center. Similar costs may be incurred in the future for expanding the network operations center when appropriate.

Financing activities generated net cash of $9,490 in 2001 compared to $2,399,010 and $1,982,909 in 2000 and 1999, respectively. In 2000, $2,348,942 was raised from the net proceeds of a private placement of common stock. In 1999, $1,100,000 was raised from the net proceeds of a debenture issue and $900,000 was raised from the net proceeds of a private placement of common stock.

As at December 31, 2001, the Company has cash and cash equivalents of $1,678,950 compared to $748,745 as at December 31, 2000 and $988,077 as at December 31, 1999. The increase reflects positive cash flows from operations for 2001 less the investment in fixed assets. Based on management's current projections, the Company believes that it has adequate resources for continued very moderate growth in revenues for the foreseeable future. The Company's management may evaluate from time to time the availability of external financing. The Company may seek additional capital to accelerate growth but there is no guarantee that capital will be available at acceptable terms or at all. While there are no commitments, management may make capital expenditures from time to time as the operations demand.

                        OUTLOOK: ISSUES AND UNCERTAINTIES

Refer  to  "Risk  Factors Affecting Future Operating Results" in this Form 10-K.


ITEM  7A:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

NetNation believes its exposure to overall foreign currency risk is immaterial. Most of its revenues are collected in US dollars and most of its expenses are paid in Canadian dollars. Except for a small portion of funds deposited in Canadian dollar accounts, all other funds are held in US dollars. NetNation does not manage or maintain market risk sensitive instruments for trading or other purposes and is, therefore, not subject to multiple foreign exchange rate exposures. As disclosed in Item 7, on February 24, 2000, the holders of the convertible debentures exercised their option and converted all of the debentures into common shares. After giving effect to this conversion, the Company has no outstanding long-term indebtedness for which the Company is subject to the risk of interest rate fluctuations.

NetNation reports its operations in US dollars and its currency exposure, although considered by NetNation as immaterial, is primarily between the US and Canadian dollars. Exposure to the currencies of other countries is also immaterial as most international transactions are settled in US dollars. Any future financing undertaken by NetNation will most likely be denominated in US dollars. As NetNation increases its marketing efforts, the related expenses are normally in US dollars except for the marketing efforts in Canada. If these advertisements are coordinated through a US agency, then the expenses are in US dollars.

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

UNAUDITED  QUARTERLY  FINANCIAL  INFORMATION

The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters:

================================================================================
                                        Fiscal 2001 Quarter End
                             ---------------------------------------------------
                             March 31    June 30   September 30  December 31
                             ---------------------------------------------------
Sales                        1,574,786  1,615,550     1,691,773    1,764,324
Gross profit                 1,070,468  1,096,054     1,142,839    1,257,370
Net earnings for the period     18,060     14,596       209,997      515,264
Net earnings per share            0.00       0.00          0.01         0.03

================================================================================
                                        Fiscal 2000 Quarter End
                             ---------------------------------------------------
                             March 31    June 30    September 30  December 31
                             ---------------------------------------------------
Sales                         991,515   1,249,710     1,369,050    1,401,584
Gross profit                  590,823     750,596       880,241      977,943
Net loss for the period      (582,302)   (635,191)   (1,067,571)  (1,686,533)
Net loss per share              (0.04)      (0.04)        (0.07)       (0.11)

ITEM  9:  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

No changes in and disagreements with accountants are reportable pursuant to this item.

                                    PART III

ITEM  10:  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
-------------------------------------------------------------------

IDENTIFICATION  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

The following table contains information regarding the members of the Board of Directors and the Executive Officers of the Company:

Name             Age             Position(s)
---------------  ---  ---------------------------------
David Talmor      44  Chairman, President and Director
---------------  ---  ---------------------------------
Joseph Kibur      29  CEO and Director
---------------  ---  ---------------------------------
Ernest Cheung     51  Director
---------------  ---  ---------------------------------
Anil Wirasekara   45  Director
---------------  ---  ---------------------------------
Calvin Mah        39  CFO
---------------  ---  ---------------------------------
Jag Gillan        31  COO, Secretary and Director
---------------  ---  ---------------------------------

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

From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada. From 1993 to 1994 he was Vice Chairman, Tele Pacific International Communications Corp. of Vancouver, B.C. He has served or served as a director of the following companies:

Name of Issuer                    Symbol       Market         Position    From     To
--------------------------------  ------  -----------------  ----------  ------  -------
Agro International Holdings Inc.  AOH     CDNX               President   Jan-97  Current
China NetTV Holdings Inc.*        CNHD    OTCBB              President   May-00  Current
Drucker, Inc.*.                   DKIN    OTCBB              Secretary   Apr-97  Current
ITI World Investment Group Inc.   IWI.A   CDNX                           Jun-98  Current
NetNation Communications Inc.     NNCI    Nasdaq Small Cap.              Apr-99  Current
Pacific E-Link Corp.              PLC     CDNX                           Sep-92  Jun-95
Richco Investors Inc.             YRU.A   CDNX               President   May-95  Current
Spur Ventures Inc.                SVU     CDNX                           Mar-97  Current
Xin Net Corp.*                    XNET    OTCBB              Secretary   Mar-97  Current

----------------
*  Reporting  Companies  in  US

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

CALVIN MAH was appointed Chief Financial Officer of NetNation Communications, Inc. in February 2001. Prior to joining NetNation, from 1996 to 2000, Mr. Mah was CFO of Simba Technologies Inc., a privately-held, venture-backed software development company. In 1995-96, Mr. Mah was Senior Financial Analyst for
Pacific Forest Products Ltd., a $400 million publicly-traded logging and sawmilling company with 1,100 employees. In 1993-95, Mr. Mah was Controller of Brookdale International Systems Inc., a privately-held developer and manufacturer of emergency respiratory devices for industrial and consumer use. From 1989 to 1993, Mr. Mah was Manager of Corporate Finance for Granges Inc., a $60 million publicly-traded gold, silver, copper and zinc mining company with operations in the U.S. and Canada. Mr. Mah is professionally qualified as a Chartered Accountant. He graduated with a Bachelor of Commerce in Accounting and Management Information Systems (Honours) from the University of British Columbia in 1985.

JAG GILLAN has served as Director of NetNation Communications, Inc., Delaware, since September 2000. Mr. Gillan was appointed Chief Operating Officer of NetNation Communications Inc. in September 2001. Prior to his appointment as COO, Mr Gillan served, and continues to serve, as General Counsel of NetNation Communications, Inc. from June 1999. During May 1997 to May 1999, Mr. Gillan practiced law with Baker Newby, Vancouver, Canada. Mr. Gillan was COO of Millstream Flour Mills Corp., a privately-held wholesale food products producer, from 1992 to 1994. Mr. Gillan attended the Edinburgh Business School, Heriot-Watt University Edinburgh, United Kingdom and will graduate with a Masters of Business Administration in 2002. Mr. Gillan attended Osgoode Hall Law School, York University, Toronto, Canada and graduated with a Bachelor of Laws in 1997. He received his Bachelor of Arts in Economics, with Distinction, in 1993 from the University of Victoria in Canada.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2001, its Directors, Executive Officers and greater-than-10% stockholders complied with all Section 16(a) filing requirements.


ITEM  11:  EXECUTIVE  COMPENSATION
----------------------------------

                           SUMMARY COMPENSATION TABLE

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the Chief Executive Officer ("CEO") or individual acting in a similar capacity, and the four most highly compensated executive officers for the year ended December 31, 2001. The table includes executive compensation paid to the principals of the Canadian Subsidiary prior to it being acquired by the Company.

                        Annual Compensation                   Long Term  Compensation
             ------------------------------------------  -------------------------------------
                                                                  Awards             Payouts
                                                                -----------        -----------
                                                         Restricted
                                                           Shares
                                                             Or       Securities
                                                         Restricted      Under
Name                                          Other         Share      Options/
and                                          Annual         Units        SARs         LTIP
Principal             Salary              Compensation       ($)        Granted      Payouts
Position      Year    (USD$)   Bonus ($)       ($)           (f)          (#)          ($)
(a)           (b)      (c)        (d)          (e)                        (g)          (h)
-----------  ------  --------  ---------  -------------  -----------  -----------  -----------
David
Talmor,       2001    96,688
Chairman,    ------  --------  ---------  -------------  -----------  -----------  -----------
President,    2000   105,348          -              -            -            -            -
and          ------  --------  ---------  -------------  -----------  -----------  -----------
Director      1999*  109,029          -              -            -            -            -
-----------  ------  --------  ---------  -------------  -----------  -----------  -----------

----------------
* As the acquisition of the Canadian Subsidiary by the Company occurred on April 7, 1999, the Principal Position and compensation prior to this relate to payments made by the Canadian Subsidiary and not the Company. Payments of $36,000 were made by the Canadian Subsidiary to David Talmor with the remainder of the compensation for 1999 being paid by the Company.

           OPTION/SAR GRANTS OR EXERCISES AND LONG TERM INCENTIVE PLAN

There were no stock option grants, stock appreciation rights (SAR's) grants, option/SAR exercises or long term incentive plans (LTIP's) awarded to the named executive officers in the last three financial years.

                        DEFINED BENEFIT OR ACTUARIAL PLAN

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

Compensation  Committee  Interlocks  and  Insider  Participation

The  members  of  the  Compensation Committee are Mr. Cheung and Mr. Wirasekara.
All  of  the  members  of  the  committees  are  directors  of  the  Company.

Board  Compensation  Committee  Report  on  Executive  Compensation

The Board Compensation Committee was formed March 2000. The board has not prepared a report on executive compensation at this time. As at March 12, 2002, no policies have been defined with respect to compensation for executive officers by the committee.

                             2000 STOCK OPTION PLAN

For a summary of the terms of NetNation's 2000 Stock Option Plan, see Note 7 to the Company's audited consolidated financial statements contained in this Annual Report on Form 10-K and incorporated herein by this reference.

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


                                [GRAPHIC OMITTED]

---------------------------------------------------------
                       NetNation       Nasdaq     Nasdaq
                    Communications   Composite   Telecom
                         Inc.          Index      Index
---------------------------------------------------------

September 30, 1999  $        100.00  $   100.00  $ 100.00
October 31, 1999    $        103.13  $   108.02  $ 118.69
November 30, 1999   $        109.38  $   121.48  $ 131.39
December 31, 1999   $        115.63  $   148.18  $ 162.52
January 31, 2000    $        231.25  $   143.49  $ 158.04
February 28, 2000   $        294.53  $   171.03  $ 182.64
March 31, 2000      $        299.61  $   166.52  $ 176.38
April 30, 2000      $        181.25  $   140.58  $ 142.53
May 31, 2000        $        121.88  $   123.84  $ 120.81
June 30, 2000       $        110.94  $   144.42  $ 139.36
July 31, 2000       $        128.13  $   137.17  $ 128.26
August 31, 2000     $        100.00  $   153.17  $ 133.09
September 30, 2000  $         96.88  $   133.74  $ 116.83
October 31, 2000    $         75.78  $   122.70  $  99.89
November 30, 2000   $         71.88  $    94.60  $  74.16
December 31, 2000   $         75.00  $    89.96  $  74.18
January 31, 2001    $         87.50  $   100.97  $  88.96
February 28, 2001   $         85.94  $    78.36  $  63.14
March 31, 2001      $         86.72  $    67.01  $  52.51
April 30, 2001      $         65.00  $    77.06  $  56.71
May 31, 2001        $         68.75  $    76.85  $  54.06
June 30, 2001       $         63.75  $    78.67  $  49.81
July 31, 2001       $         53.50  $    73.82  $  44.87
August 31, 2001     $         42.25  $    65.74  $  38.53
September 30, 2001  $         56.75  $    54.58  $  32.51
October 31, 2001    $         65.00  $    61.55  $  33.84
November 30, 2001   $         67.50  $    70.30  $  38.59
December 31, 2001   $         75.00  $    71.02  $  37.87

ITEM  12:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 12, 2002 by:

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


                            Name and Address              Amount of Beneficial  Percent of
Title of Class            Of Beneficial Owner                  Ownership         Class(2)
--------------  ----------------------------------------  --------------------  ----------
Common          David Talmor(3)                                   3,969,224(1)       26.1%
                Chairman, President, and Director
--------------  ----------------------------------------  --------------------  ----------
Common          Joseph Kibur(3)                                   4,092,000          26.9%
                CEO and Director
--------------  ----------------------------------------  --------------------  ----------
Common          Ernest Cheung                                        12,000(4)        0.1%
                Director
                830-789 West Pender Street,
                Vancouver, British Columbia, V6C 1H2
--------------  ----------------------------------------  --------------------  ----------
Common          Jag Gillan(3)                                        43,000(4)        0.3%
                COO, Secretary and Director
--------------  ----------------------------------------  --------------------  ----------
Common          Calvin Mah(3)                                        12,000(4)        0.1%
                CFO
--------------  ----------------------------------------  --------------------  ----------
Common          Anil Wirasekara                                      12,000(4)        0.1%
                Director
                13800 Commerce Parkway, Richmond,
                British Columbia, V6V 2J3
--------------  ----------------------------------------  --------------------  ----------
Common          All Executive Officers and Directors as              8,140,224       53.3%
                a Group (6 persons)
--------------  ----------------------------------------  --------------------  ----------

----------------
1  2,160,000 common shares beneficially held by David Talmor are registered in the name of Shelley
     Talmor,  wife.

2  Based  on  a  total  issued and outstanding share capital as at March 12, 2002 of 15,218,002 common  shares.

3  The  business address for the individuals indicated above is : 1410 - 555 West Hastings Street,
     Vancouver,  British  Columbia,  Canada,  V6B  4N6.

4  Includes 12,000 exercisable options.

CHANGES IN CONTROL

There are no arrangements known to the Company, the operation of which may result in a change of control of the Company.


ITEM  13:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

No transactions with management or other parties occurred during the year that would otherwise be reported under this section.

                                     PART IV

ITEM  14:  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K
--------------------------------------------------------------------------------

1)  FINANCIAL  STATEMENTS

The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the independent certified public accountants, and financial statement schedules, are filed pursuant to Item 8 of this Report:

Description                                                                                   Page
-----------                                                                                   ----
Independent Auditors' Report dated March 4, 2002                                              F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000                                  F-2

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999    F-3

Consolidated Statement of Stockholders' Equity (Deficiency) for the years ended December 31,  F-4
 2001, 2000, and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999   F-5

Notes to Consolidated Financial Statements                                                    F-6

2)  REPORTS  ON  FORM  8-K

On October 11, 2001, NetNation filed a Form 8K and reported an Item 5 Other Event. On October 29, 2001, NetNation filed a Form 8K and reported an Item 5 Other Event. On December 11, 2001, NetNation filed a Form 8K and reported an
Item  5  Other  Event.

3)  LIST  OF  EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
2.1 **   Agreement dated March 31, 1999 between the shareholders of NetNation (The Canadian
         Subsidiary), NetNation (The Canadian Subsidiary), and NetNation (formerly Collectibles
         Entertainment Inc.)

3.1 **   Articles  of  Incorporation

3.2 **   By-laws

4.1 **   Convertible Debenture for $550,000 Maturing on September 30, 2000 issued to Polaris
         Investitionen Ltd.

4.2 **   Convertible Debenture for $550,000 Maturing on September 30, 2000 issued to Beste
         Investitionen Ltd.

4.3      Specimen share certificate

10.1     Registrar Accreditation Agreement between the Internet Corporation for Assigned Names and Numbers and DomainPeople, Inc.

10.2     Harbour Centre Office Lease

10.3     NetNation Communications, Inc.'s 2000 Stock Option Plan*

21.1     List of Subsidiaries

*        Incorporated by reference from the Definitive Proxy Statement filed with the
         Securities and Exchange Commission on May 8, 2000.

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

NETNATION  COMMUNICATIONS  INC.

By: /s/ Joseph  Kibur
   ------------------
Name:   Joseph  Kibur
Title:  Chief  Executive  Officer

Dated:  March  19,  2002.


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                          DATE
By: /s/ David Talmor    President and Chairman of the Board and     March 19, 2002
   -------------------
Name:  David Talmor     Director


By: /s/ Joseph Kibur    Chief Executive Officer and Director        March 19, 2002
   -------------------
Name:  Joseph Kibur     (Principal Executive Officer)


By: /s/ Jag Gillan      Chief Operating Officer and Secretary and   March 19, 2002
   -------------------
Name:  Jag Gillan       Director


By: /s/Anil Wirasekara  Director                                    March 19, 2002
   -------------------
Name:  Anil Wirasekara


By: /s/ Ernest Cheung   Director                                    March 19, 2002
   -------------------
Name:  Ernest Cheung


By: /s/ Calvin Mah      Chief Financial Officer                     March 19, 2002
   -------------------
Name:  Calvin Mah       (Principal Accounting Officer)

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

Description                                                                                   Page
-----------                                                                                   ----
Independent Auditors' Report dated March 4, 2002                                              F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000                                  F-2

Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999   F-3

Consolidated Statement of Stockholders' Equity (Deficiency) for the years ended December 31,  F-4
 2001, 2000, and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999   F-5

Notes to Consolidated Financial Statements                                                    F-6

AUDITORS'  REPORT  TO  THE  STOCKHOLDERS

We have audited the consolidated balance sheets of NetNation Communications Inc. as at December 31, 2001 and 2000, and the consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.



KPMG LLP
Chartered  Accountants



Vancouver,  Canada
March  4,  2002

NETNATION  COMMUNICATIONS  INC.
Consolidated  Balance  Sheets
(Expressed  in  United  States  dollars)

December  31,  2001  and  2000

==========================================================================================
                                                                     2001          2000
------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                     $ 1,678,950   $   748,745
  Accounts receivable                                               107,208        33,208
  Prepaid expenses and deposits                                     245,733       131,879
  Deferred expenses                                                 557,941       541,000
  Deferred tax asset (note 9)                                       250,000             -
  ----------------------------------------------------------------------------------------
                                                                  2,839,832     1,454,832

Deferred expenses                                                   135,734       125,044
Fixed assets (note 4)                                             1,050,862     1,450,952
Investments (note 5)                                                100,000       100,000
------------------------------------------------------------------------------------------
                                                                $ 4,126,428   $ 3,130,828
==========================================================================================

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Accounts payable and accrued liabilities                      $   235,880   $   593,518
  Contingent lease payments (note 12(a))                            381,254       381,254
  Customer deposits                                                  83,335        64,517
  Deferred revenue                                                1,934,936     1,901,042
  Capital lease liability (note 8)                                   19,183        13,867
  ----------------------------------------------------------------------------------------
                                                                  2,654,588     2,954,198

Deferred revenue                                                    455,228       301,287
Capital lease liability (note 8)                                     24,652        37,698

Stockholders' equity (deficiency):
  Share capital (note 7):
    Authorized:  50,000,000 common shares with a par value of
      $0.0001 each
    Issued:  15,245,321 common shares (2000 - 15,315,321)             1,525         1,532
  Additional paid-in capital (note 7(b))                          5,988,123     5,970,896
  Deferred stock-based compensation (note 7(b))                    (287,554)     (666,732)
  Accumulated other comprehensive income                             14,601        14,601
  Deficit                                                        (4,724,735)   (5,482,652)
  ----------------------------------------------------------------------------------------
                                                                    991,960      (162,355)
------------------------------------------------------------------------------------------
                                                                $ 4,126,428   $ 3,130,828
==========================================================================================

Commitment  (note  8)
Contingencies  (note  12)

See  accompanying  notes  to  consolidated  financial  statements.

Approved  on  behalf  of  the  Board:


   /s/  Joseph  Kibur    Director         /s/  David  Talmor    Director
-----------------------                 ----------------------

NETNATION  COMMUNICATIONS  INC.
Consolidated  Statements  of  Operations
(Expressed  in  United  States  dollars)
========================================================================================
                                                       Years ended December 31,
                                               -----------------------------------------
                                                  2001          2000           1999
----------------------------------------------------------------------------------------
Sales                                          $ 6,646,433  $ 5,011,859   $   2,511,021

Cost of sales                                    2,079,702    1,812,256         711,956
----------------------------------------------------------------------------------------

Gross profit                                     4,566,731    3,199,603       1,799,065

Expenses:
  Sales and marketing                            1,388,643    2,977,927       1,575,699
  General and administration                     2,037,689    3,352,296       1,472,687
  Write-off of advance (note 3)                          -      500,000               -
  Depreciation and amortization                    632,482      340,977          95,445
----------------------------------------------------------------------------------------
                                                 4,058,814    7,171,200       3,143,831
----------------------------------------------------------------------------------------

Net earnings (loss) before income taxes            507,917   (3,971,597)     (1,344,766)

Deferred income tax recovery                       250,000            -               -
----------------------------------------------------------------------------------------

Net earnings (loss) for the year               $   757,917  $(3,971,597)  $  (1,344,766)
========================================================================================

Earnings (loss) per share, basic and diluted   $      0.05  $     (0.26)  $       (0.10)

========================================================================================

Weighted average shares used in comparing
  loss per share, basic                         15,246,145   15,316,804      13,164,836
Weighted average shares used in comparing
  loss per share, diluted                       15,306,107   15,316,804      13,164,836

========================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

NETNATION COMMUNICATIONS INC.
Consolidated Statement of Stockholders' Equity (Deficiency)
(Expressed in United States dollars)
=================================================================================================================================
                                                                            Deferred     Accumulated
                                                           Additional         stock-           other
                                                              paid-in          based   comprehensive
                                     Shares      Amount       capital   compensation          income     Deficit        Total
                                                   $           $              $              $              $             $
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998          1,097,000       110        29,590              -           14,601     (166,289)     (121,988)

Issuance of common stock for
  cash                              4,000,000       400        39,600              -                -            -        40,000

Common stock cancelled in
  conjunctionwith the
  recapitalization                 (1,000,000)        -             -              -                -            -             -

Adjustment in accordance with
  recapitalization accounting
  principles                                -      (100)      (62,864)             -                -            -       (62,964)

Common stock issued to effect
  the recapitalization             10,000,000     1,000        25,672              -                -            -        26,672

Issuance of common stock for
  cash                                450,000        45       899,955              -                -            -       900,000

Issuance of common stock for
  Services provided to the
  Company                              60,000         6       266,394              -                -            -       266,400

Deferred stock-based compensation           -         -     1,141,124     (1,141,124)               -            -             -

Amortization of deferred stock-
  based compensation                        -         -             -        125,658                -            -       125,658

Loss for the year                           -         -             -              -                -   (1,344,766)   (1,344,766)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999         14,607,000     1,461     2,339,471     (1,015,466)          14,601   (1,511,055)     (170,988)

Conversion of debentures to
  Common stock                        550,000        55     1,099,945              -                -            -     1,100,000

Cash proceeds from private
  placement of common stock,
  net of offering costs               250,000        25     2,348,437              -                -            -     2,348,462

Deferred stock-based compensation           -         -       (12,829)        12,829                -            -             -

Amortization of deferred stock-
  based compensation                        -         -             -        432,785                -            -       432,785

Issuance of common stock
  to settle share issue costs           5,000         1        49,999              -                -            -        50,000

Issuance of common stock
  for cash                             48,000         4        97,356        (96,880)               -            -           480

Common shares to be issued              5,000         1        49,999              -                -            -        50,000

Cancellation of common stock         (149,679)      (15)       (1,482)             -                -            -        (1,497)

Loss for the year                           -         -             -              -                -   (3,971,597)   (3,971,597)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000         15,315,321     1,532     5,970,896       (666,732)          14,601   (5,482,652)     (162,355)

Amortization of deferred stock-
  based compensation                        -         -             -        379,178                -            -       379,178

Issuance of common stock
  for cash                              8,000         1        17,999              -                -            -        18,000

Cancellation of common stock          (78,000)       (8)         (772)             -                -            -          (780)

Net earnings for the year                   -         -             -              -                -      757,917       757,917
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001         15,245,321     1,525     5,988,123       (287,554)          14,601   (4,724,735)      991,960
=================================================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

NETNATION  COMMUNICATIONS  INC.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  dollars)

==================================================================================================
                                                                 Years ended December 31,
                                                         -----------------------------------------
                                                            2001          2000           1999
--------------------------------------------------------------------------------------------------
Cash provided by (used in):
  Net earnings (loss) for the year                       $  757,917   $(3,971,597)  $  (1,344,766)
  Items not involving cash:
    Depreciation and amortization                           632,482       340,977          95,445
    Deferred income tax recovery                           (250,000)            -               -
    Value assigned to shares issued for services                  -             -         266,400
    Value assigned to shares issued in settlement
      of share issue costs                                        -        50,000               -
    Value assigned to shares to be issued for
      settlement of share issue costs                             -        50,000               -
    Employee stock-based compensation                       379,178       432,785         125,658
    Loss on disposal of fixed assets                          2,867        78,777               -
    Write-off of advance (note 3)                                 -       500,000               -
  Changes in non-cash operating working capital:
    Accounts receivable                                     (74,000)      (22,247)          1,674
    Prepaid expenses and deposits                          (113,854)      (68,671)        (59,789)
    Deferred expenses                                       (27,631)     (666,044)              -
    Accounts payable and accrued liabilities               (357,639)      404,372          91,346
    Contingent lease payments                                     -       381,254               -
    Customer deposits                                        18,818        64,517               -
    Deferred revenue                                        187,835     1,802,322         219,259
  ------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities     1,155,973      (623,555)       (604,773)

Investments:
  Advance to ADN (note 3)                                         -      (500,000)              -
  Purchase of fixed assets                                 (238,978)   (1,414,787)       (435,922)
  Purchase of investments                                         -      (100,000)              -
  Proceeds on disposal of fixed assets                        3,720             -               -
  ------------------------------------------------------------------------------------------------
  Net cash used in investing activities                    (235,258)   (2,014,787)       (435,922)

Financing:
  Redemption of capital                                           -             -         (49,302)
  Issue of debentures                                             -             -       1,100,000
  Lease financing                                            (7,730)       51,565               -
  Issue of share capital, net of share issue costs           18,000     2,348,942         932,211
  Repurchase and cancellation of shares                        (780)       (1,497)              -
  ------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                   9,490     2,399,010       1,982,909
--------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents            930,205      (239,332)        942,214
Cash and cash equivalents, beginning of year                748,745       988,077          45,863
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                   $1,678,950   $   748,745   $     988,077
==================================================================================================
Supplementary information:
  Cash paid for:
    Interest                                             $    6,830   $     2,350   $           -
    Income taxes                                                  -             -             959
  Non-cash transactions:
    Shares issued to third parties for services                   -       100,000         266,400
    Conversion of debentures to common stock                      -     1,100,000               -
    Shares issued to employees for services                       -             -       1,141,124
==================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2001,  2000  and  1999

================================================================================

1.   DESCRIPTION  OF  BUSINESS:

     NetNation Communications Inc. (the "Company") was incorporated on May 7, 1998 under the laws of the State of Delaware as Collectibles Entertainment Inc. ("Collectibles").

     On April 7, 1999, Collectibles acquired all of the outstanding common shares of NetNation Communications Inc. ("NetNation Canada"). After the transaction, the former shareholders of NetNation Canada controlled Collectibles. As Collectibles was inactive at the time of the transaction, this issuance was accounted for as a capital transaction of NetNation Canada, effectively as if NetNation Canada issued common shares to acquire the net monetary assets of Collectibles followed by a recapitalization. Results for the year ended December 31, 1999 reflect the operations of NetNation Canada for the entire year consolidated with those of Collectibles from April 7, 1999. Subsequent to the transaction,
     Collectibles  changed  its  name  to  NetNation  Communications  Inc.

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

     The Company's principal business activities are the provision of web site hosting, domain name registration, and related services to small and medium sized businesses.

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

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2001,  2000  and  1999

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (c)  Fixed  assets:

          Fixed  assets  are  stated  at  cost  less  accumulated  depreciation.
          Depreciation  is  computed  annually  as  follows:

          ==================================================
          Assets                      Basis         Rate
          --------------------------------------------------

          Computer hardware       straight-line     3 years
          Computer software       straight-line     3 years
          Furniture               straight-line     5 years
          Office equipment        straight-line     4 years
          Leasehold improvements  straight-line  lease term
          ==================================================

          The Company changed its amortization policy with respect to computer hardware, computer software, furniture, and office equipment to the straight-line method for fiscal year ended December 31, 2001. Previously, these fixed assets were depreciated on a declining-balance basis at 30%, 30%, 20%, and 30%, respectively per annum. The adoption of this policy effective January 1, 2001 did not have a material effect on the Company's financial position or results of operations.

          The Company performs reviews for the impairment of fixed assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimates of undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When such a difference arises, the impairment loss is calculated as the excess of the carrying value over the asset's fair value. No such impairment losses have been identified by the Company for the years ended December 31, 2001, 2000 and 1999.

     (d)  Investments:

          The Company has an investment in a non-publicly traded company in which it has a 2% interest (note 5) and in which it does not exercise significant influence. This investment is carried at cost. The Company monitors this investment for impairment, and recognizes an impairment loss if the decline in value below its carrying value is determined to be other than temporary.

     (e)  Advertising  costs:

          Advertising costs are expensed as incurred and totaled $509,685, $1,750,415 and $1,271,350 during the years ended December 31, 2001, 2000 and 1999, respectively.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2001,  2000  and  1999

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (f)  Revenue  recognition:

          Revenue is recognized as web site hosting, domain name and related services are provided. Revenue from web site hosting set-up fees is recognized over the estimated period the hosting services are provided to customers, which typically ranges from 1 to 2 years. Domain name registration and maintenance revenue is recognized ratably over the contract term which is between one and ten years. Cash received in advance of meeting these revenue recognition criteria is recorded as deferred revenue.

          In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 and related material indicates that the fair value of initial set-up fees should be recognized over the estimated period of service. The Company's contracts generally include such fees. The Company has determined the impact of SAB 101 and the resulting cumulative adjustment of $597,950 has been recorded in the Company's financial statements in 2000. Substantially all of this adjustment has been recognized as revenue by the Company in 2001.

     (g)  Deferred  expenses:

          The cost of acquiring domain names is deferred and amortized in conjunction with the recognition of domain name registration and maintenance revenue.

     (h)  Stock-based  compensation:

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for awards of common stock granted to employees and directors. Deferred stock-based compensation is recorded at the measurement date, which is generally the date of grant, when the market value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

          Non-employee options are accounted for under SFAS 123 and recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned.

     (i)  Fair  value  of  financial  instruments:

          Carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, capital lease liability and accrued liabilities approximate fair value due to their short terms to maturity.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2001,  2000  and  1999

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (j)  Use  of  estimates  and  assumptions:

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

          Monetary assets and liabilities of integrated subsidiaries are translated into United States at the exchange rates in effect at the balance sheet date and non-monetary items are translated at the exchange rates in effect on transaction dates. Revenue and expense items, except amortization, are translated at average exchange rates for the period, and amortization is translated at the same exchange rate as the asset to which it relates. Exchange gains and losses resulting from the translation of foreign currency financial statements of integrated subsidiaries are recognized in earnings.

     (l)  Income  taxes:

          The Company provides for income taxes under the asset and liability method. Deferred tax liabilities and assets are recognized for the estimated future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that realization of deferred tax assets is not considered to be more likely than not, a valuation allowance is recognized.

     (m)  Comprehensive  earnings  (loss):

          The Company reports comprehensive earnings (loss), which includes net earnings as well as changes in equity from other non-owner sources, specifically the foreign currency translation adjustment. For all years presented, comprehensive earnings (loss) is the same as net earnings (loss).

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2001,  2000  and  1999

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (n)  Net  earnings  and  loss  per  share:

          Net earnings and loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under SFAS No. 128, basic net earnings or loss per share is computed by dividing net earnings (loss) by the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net earnings or loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method, and from convertible securities using the as-if converted basis.

     (o)  Recent  accounting  pronouncements:

          The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established standards relating to the recognition and disclosure of all aspects of derivative instruments and hedging activities. To date, the Company has not engaged in hedging activities and the adoption of SFAS 133 did not have an impact on its financial position, results of operations or cash flows.

     (p)  Comparative  figures:

          Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

3.   WRITE-OFF  OF  ADVANCE:

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

     As the Company does not expect to recover the amount advanced to ADN, nor does it expect to make commercial use of the intellectual property rights acquired, the Company has written off the amount advanced to ADN.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2001,  2000  and  1999

====================================================================

4.   FIXED  ASSETS:

     =============================================================
                                          Accumulated    Net book
     2001                       Cost     depreciation     value
     -------------------------------------------------------------

     Computer hardware       $1,778,528  $     928,877  $  849,651
     Computer software          113,918         49,787      64,131
     Furniture                   69,854         39,960      29,894
     Office equipment           167,664         69,651      98,013
     Leasehold improvements      13,897          4,724       9,173
     -------------------------------------------------------------

                             $2,143,861  $   1,092,999  $1,050,862
     =============================================================

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
     =============================================================

5.   INVESTMENTS:

     In 2000, the Company, through its wholly-owned subsidiary, DomainPeople, Inc., made a 5% minority interest investment in Afilias, LLC ("Afilias"), through the purchase of 100 Class A Units representing a 5% voting interest. Afilias is a company formed for the purpose of bidding for, developing, financing, marketing, owning and operating a registry to register and maintain Internet top-level domain names and has obtained the exclusive rights to register and maintain the new dot-info top-level domain names. NetNation does not have significant influence over Afilias, and therefore has accounted for the investment using the cost method. Since the original investment in Afilias was made, DomainPeople's ownership percentage has been diluted to 2% as at December 31, 2001 as it has not made further investments. The carrying value of the investment at December 31, 2001 is $100,000.

6.   DEBENTURES  PAYABLE:

     As a condition of a capital transaction, the Company raised $1,100,000 through the sale of two $550,000 Series A Convertible Debentures. Each debenture was convertible into 275,000 shares of common stock of the Company at a rate of $2.00 per share which was not less than the market price of the Company's common stock on the arrangement date. The debentures were non-interest bearing. On February 18, 2000, the holders of the convertible debentures exercised their option to convert the debentures into common shares of the Company.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2001,  2000  and  1999

================================================================================

7.   SHARE  CAPITAL:

     (a)  Private  placement:

          On March 3, 2000, the Company finalized an agreement to issue 250,000 common shares at $10 per share for gross cash proceeds of $2,500,000. The Company also issued warrants entitling the investors to purchase one additional share for every two shares owned. The warrants are exercisable during a two-year period at $12 per additional share purchased.

     (b)  Stock  option  compensation  plan:

          On January 3, 2000, the Company's Board of Directors approved the adoption of a stock option compensation plan. The plan provides for the issuance of both incentive and non-qualified stock options, at the Board of Directors' discretion, to key employees, directors and consultants. The Company's policy is to grant options with a purchase price equivalent to market value at the time of the grant. 2,000,000 shares have been reserved for issuance under the plan. Except where noted below, the options vest over a three year period and expire 30 days after each vesting, subject to change under management's discretion.

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

          Effective January 8, 2001, the Company granted 234,000 options at $2.25 per share under the stock option compensation plan. These options expire 18 months after each vesting, subject to change under management's discretion. Of these options, 114,000 vested immediately on the date of grant.

          Effective February 13, 2001, the Company granted 36,000 options at $2.13 per share under the stock option compensation plan. These options expire 18 months after each vesting, subject to change under management's discretion.

          Effective July 9, 2001, the Company granted 94,000 options at $2.25 per share under the stock option compensation plan. These options expire 18 months after each vesting, subject to change under management's discretion.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2001,  2000  and  1999

================================================================================

7.   SHARE  CAPITAL  (CONTINUED):

     (b)  Stock  option  compensation  plan  (continued):

          Effective August 23, 2001, the Company extended the exercise period on the options granted November 16, 2000. These options now expire 18 months after each vesting, subject to change under management's discretion. The modification of the grant did not result in additional compensation expense.

          As at December 31, 2001, 168,000 options granted under the stock option compensation plan were exercisable.

          (i)  A  summary  of the Company's stock option activity is as follows:

================================================================================
                                           Number of     Weighted average
                                         common shares    exercise price
--------------------------------------------------------------------------------
Outstanding, December 31, 1999 and 1998              -   $               -
Granted                                      1,026,000                4.00
Cancelled                                     (306,000)               4.55
--------------------------------------------------------------------------------

Outstanding, December 31, 2000                 720,000   $            3.76
Granted                                        328,000                2.25
Granted                                         36,000                2.13
Expired                                       (122,000)               4.63
Expired                                         (4,000)               7.69
Expired                                        (24,000)               4.13
Cancelled                                      (46,000)               2.25
Cancelled                                      (84,000)               2.31
Cancelled                                      (64,000)               4.63
Cancelled                                       (8,000)               7.69
Exercised                                       (8,000)               2.25
--------------------------------------------------------------------------------

Outstanding, December 31, 2001                 724,000   $            2.98
================================================================================

          The options outstanding at December 31, 2001 expire between February 3, 2002 and January 9, 2006.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2001,  2000  and  1999

================================================================================

7.   SHARE  CAPITAL  (CONTINUED):

     (b)  Stock  option  compensation  plan  (continued):

          (ii) Additional information regarding options outstanding as at December 31, 2001 is as follows:

======================================================================
                    Options outstanding          Options exercisable
           ---------------------------------     --------------------
                          Weighted
                           average   Weighted                Weighted
                         remaining    average                 average
Exercise      Number   contractual   exercise     Number     exercise
prices     of shares  life (years)      price  of shares        price
---------------------------------------------------------------------
2.13         36,000          2.62  $    2.13          -  $          -
2.25        106,000          0.52       2.25    106,000          2.25
2.25         84,000          2.52       2.25          -             -
2.25         84,000          3.02       2.25          -             -
2.31        186,000          2.38       2.31     62,000          2.31
4.13         48,000          0.98       4.13          -             -
4.63        180,000          0.59       4.63          -             -
----------------------------------------------------------------------
            724,000          1.67  $    2.98    168,000  $       2.27
======================================================================


          (iii)  Stock-based  compensation:

               With respect to the stock options granted and stock issued to the employees, the Company recorded total stock-based compensation expense of $379,178 during the year ended December 31, 2001 (2000
               -  $432,785;  1999  -  $125,658).

               Pursuant to SFAS No. 123, the Company is required to disclose the proforma effects on net earnings (loss) and net earnings (loss) per share as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plans. If this approach had been applied, the Company's net earnings (loss) per share would have been as indicated below:

==================================================================================
                                                2001        2000          1999
----------------------------------------------------------------------------------
Net earnings (loss) for the year:
As reported                                   $757,917  $(3,971,597)  $(1,344,766)
Proforma                                       242,573   (5,272,830)   (1,344,766)

Basic and diluted earnings (loss) per share:
As reported                                   $   0.05  $     (0.26)  $     (0.10)
Proforma                                          0.02        (0.34)        (0.10)
==================================================================================


NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2001,  2000  and  1999

================================================================================

7.   SHARE  CAPITAL  (CONTINUED):

     (b)  Stock  option  compensation  plan  (continued):

          (iii)  Stock-based  compensation  (continued):

               The fair value for the options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

===========================================================================
                                            Options
                         --------------------------------------------------
                         Weighted
                         Average Grant     Interest
                         Date Fair Value   Rate       Term     Volatility
---------------------------------------------------------------------------
Year ended December 31:
  2001                             $ 1.83      4.95%  3 years         151%
  2000                             $ 2.97      5.66%  3 years         137%
===========================================================================

8.   COMMITMENTS  AND  CAPITAL  LEASE  LIABILITY:

     The Company leases its Vancouver, Canada premises under an operating lease agreement which expires April 30, 2002 and may be renewed for two additional years at the Company's option. The rent expense under this lease for the years ended December 31, 1999, 2000, and 2001, totaled $108,242, $297,148, and $312,251, respectively. In 2000, $73,797 was incurred on the San Diego lease, which was held for six months of the year. The Company also leases certain fixed assets under capital leases, which expire at various dates through 2004.

     The Company is committed to operating lease payments for rent in 2002 of approximately $35,748.

     Future minimum commitments under non-cancelable capital leases at December 31, 2001 are as follows:

===================================================
2002                                        $24,247
2003                                         21,875
2004                                          4,731
---------------------------------------------------
Total lease payments                         50,853
Amount representing interest                  7,018
---------------------------------------------------
Present value of capital lease obligations   43,835
Current portion                              19,183
---------------------------------------------------
                                            $24,652
===================================================

Computer hardware capitalized under non-cancelable capital leases amounted to $75,522 and $61,529 as at December 31, 2001 and 2000, respectively. Accumulated depreciation related to these capitalized assets amounted to $25,957 and $3,115 as at December 31, 2001 and 2000, respectively.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2001,  2000  and  1999

================================================================================

9.   INCOME  TAXES:

     Significant components of the Company's deferred tax assets at December 31, 2001 and 2000 are as follows:

============================================================
                                      2001          2000
------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards $   625,000   $ 1,160,000
  Fixed assets                         481,000       470,000
  Deferred revenue                      87,000       332,000
  Contingent lease payments             94,000       174,000
  Share issuance costs                  24,000        55,000
  -----------------------------------------------------------
Gross deferred tax assets            1,311,000     2,191,000
Valuation allowance                 (1,057,000)   (2,148,000)
-------------------------------------------------------------
Total deferred tax assets              254,000        43,000

Deferred tax liability:
  Deferred expenses                     (4,000)      (43,000)
-------------------------------------------------------------
Deferred tax asset                 $   250,000   $         -
=============================================================

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

     The valuation allowance for deferred tax assets as of January 1, 2001 was $2,148,000. The net change in the total valuation allowance for the year ended December 31, 2001 was a decrease of $1,091,000.

     As of December 31, 2001, the Company has Canadian tax loss carryforwards of approximately $1,200,000 available to reduce the future years' income for tax purposes. These carryforward losses expire in 2006 to 2007.

     As of December 31, 2001, the Company has U.S. tax loss carryforwards of approximately $272,000 available to reduce the future years' income for tax purposes. These carryforward losses expire in 2020.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2001,  2000  and  1999

================================================================================

10.  SEGMENTED  INFORMATION:

     For the period from January 1, 2000 to December 31, 2001 the Company operated primarily two business segments consisting of web site hosting and domain name registration. These business segments have been segregated based on how management organizes the segments within the business for making operating decisions and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Prior to 2000, the Company operated in one business segment, web site hosting.

     The  Company's revenues are generated from the following business segments:

============================================================
                             2001        2000        1999
------------------------------------------------------------
Web hosting               $4,530,923  $3,721,519  $2,511,021
Domain name registration   2,115,510   1,290,340           -
------------------------------------------------------------
                          $6,646,433  $5,011,859  $2,511,021
------------------------------------------------------------

     The Company's gross profits are generated from the following business segments:

============================================================
                             2001        2000        1999
------------------------------------------------------------
Web hosting               $3,283,357  $2,478,708  $1,799,065
Domain name registration   1,283,374     720,895           -
------------------------------------------------------------
                          $4,566,731  $3,199,603  $1,799,065
============================================================

     The Company's revenues are generated from the following geographic segments:

==================================================
                  2001        2000        1999
--------------------------------------------------
United States  $2,849,867  $2,538,673  $1,406,172
Canada          2,387,953   1,427,849     602,645
Other           1,408,613   1,045,337     502,204
--------------------------------------------------
               $6,646,433  $5,011,859  $2,511,021
==================================================

     Revenues from external customers are attributed based on the customer's country of domicile.

     All of the Company's assets were located in Canada as at December 31, 2001. The Company does not allocate assets to business segments.

NETNATION  COMMUNICATIONS  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2001,  2000  and  1999

================================================================================

11.  FINANCIAL  INSTRUMENTS:

     (a)  Credit  risk:

          The majority of the Company's sales is prepaid and to a large number of customers. Consequently, the exposure to concentrations of credit risks relating to individual customers is limited.

     (b)  Currency  risk:

          Significant amounts of the Company's expenditures are denominated in the Canadian dollar. Fluctuations in the exchange rates between Canadian and United States dollars could have a material effect on the Company's business, financial condition, and results of operations. The Company has not entered into foreign currency contracts or other instruments to mitigate this risk.

     (c)  Fair  value:

          The Company's financial instruments consist of cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities, and the capital lease liability. It is management's opinion that the Company is not exposed to significant interest or currency risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

12.  CONTINGENCIES:

     (a) As at December 1, 2000, the Company discontinued lease payments on the San Diego premises due to a number of circumstances. To date, the landlord has not commenced legal action against the Company. Should the landlord commence legal action against the Company, the outcome of the proceedings is unknown. The remaining lease payments of $381,254 were accrued in the consolidated financial statements as at December 31, 2001 and 2000, and a gain will be recognized in the event of a favorable outcome.

     (b) The distribution process for .biz domain names has been the subject of litigation in the Los Angeles Superior Court in the State of California. A lawsuit has been brought against NeuLevel, Inc., the .biz registry, the Internet Corporation for Assigned Names and Numbers, and most of the .biz-accredited registrars, including DomainPeople Inc., a wholly-owned subsidiary of the Company. This lawsuit alleges among other things, that the method for assigning domain names during the start-up period for registration of .biz domain names constituted an illegal lottery under California law. The lawsuit seeks a refund of the fees paid to the defendants, additional damages, costs, attorney fees, and an injunction to stop the pre-registrations. NeuLevel, Inc. has subsequently changed its distribution process in response to this litigation. At this time, DomainPeople Inc. has not been formally served with notice of the legal proceedings and the outcome of the proceedings and the amount of potential damages to DomainPeople Inc. is unknown. However, should the plaintiff prevail in its claim, the Company may be required to pay damages which could have a material effect on the Company's operating results.

EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
2.1 **   Agreement dated March 31, 1999 between the shareholders of NetNation (The Canadian
         Subsidiary), NetNation (The Canadian Subsidiary), and NetNation (formerly Collectibles
         Entertainment Inc.)

3.1 **   Articles  of  Incorporation

3.2 **   By-laws

4.1 **   Convertible Debenture for $550,000 Maturing on September 30, 2000 issued to Polaris
         Investitionen Ltd.

4.2 **   Convertible Debenture for $550,000 Maturing on September 30, 2000 issued to Beste
         Investitionen Ltd.

4.3      Specimen share certificate

10.1     Registrar Accreditation Agreement between the Internet Corporation for Assigned Names and
         Numbers and DomainPeople, Inc.

10.2     Harbour Centre Office Lease

10.3     NetNation Communications, Inc.'s 2000 Stock Option Plan*

21.1     List of Subsidiaries

*        Incorporated by reference from the Definitive Proxy Statement filed with the
         Securities and Exchange Commission on May 8, 2000.

** Incorporated by reference from the Registration Statement on Form 10 of the Registrant filed with the Securities and Exchange Commission on July 29, 1999, as amended.