Form 10-Q
period 2002-03-31
NETNATION COMMUNICATIONS INC
filed 2002-05-10
CIK 1091560

Form 10-Q

                                 --------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 ---------------

                                   (MARK ONE)

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2002

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

The number of shares of the registrant's Common Stock outstanding as of May 3, 2002 was 15,218,002.

                         NETNATION COMMUNICATIONS, INC.


                                     FORM 10-Q
                                  MARCH 31, 2002

                                       INDEX


                                                                              PAGE
                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets-March 31, 2002 (unaudited)
    and December 31, 2001 (audited)                                              3

    Condensed Consolidated Statements of Operations and Deficit-Three-Month
    Periods Ended March 31, 2002 (unaudited) and 2001 (unaudited)                4

    Condensed Consolidated Statement of Stockholders' Equity-Three-Month
    Period Ended March 31, 2002 (unaudited)                                      5

    Condensed Consolidated Statements of Cash Flows-Three-Month Periods
    Ended March 31, 2002 (unaudited) and 2001 (unaudited)                        6

    Condensed Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             12

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                      12

Item 2.  Changes in Securities and Use of Proceeds                              13

Item 3.  Defaults Upon Senior Securities                                        13

Item 4.  Submission of Matters to a Vote of Security Holders                    13

Item 5.  Other Information                                                      13

Item 6.  Exhibits and Reports on Form 8-K                                       13

         Signatures                                                             13

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

                         NETNATION COMMUNICATIONS, INC.

                      Condensed Consolidated Balance Sheets
                          (Expressed in U.S. dollars)


                                                                   March 31,     December 31,
                                                                      2002           2001
                                                                  ------------  --------------
                                                                  (unaudited)     (audited)
                           ASSETS

Current assets:
   Cash and cash equivalents                                      $ 2,139,876   $   1,678,950
   Accounts receivable                                                126,140         107,208
   Prepaid expenses and deposits                                      236,176         245,733
   Deferred expenses                                                  577,550         557,941
   Deferred tax asset                                                 250,000         250,000
                                                                  ------------  --------------
                                                                    3,329,742       2,839,832

Deferred expenses                                                     193,938         135,734
Fixed assets, net of accumulated depreciation of $1,248,808
  (December 31, 2001 - $1,092,999)                                    915,290       1,050,862
Investments                                                           100,000         100,000
                                                                  ------------  --------------

                                                                  $ 4,538,970   $   4,126,428
                                                                  ============  ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                       $   196,000   $     235,880
   Contingent lease payments (Note 5(b))                              381,254         381,254
   Customer deposits                                                   68,243          83,335
   Deferred revenue                                                 2,023,726       1,934,936
   Capital lease liability                                             19,743          19,183
                                                                  ------------  --------------
                                                                    2,688,966       2,654,588

Deferred revenue                                                      511,668         455,228
Capital lease liability                                                19,361          24,652

Stockholders' equity:
   Common stock
      Authorized:
       50,000,000 common shares with a par value of $0.0001 each
      Issued:
       15,218,002 (December 31, 2001 - 15,245,321) common shares        1,522           1,525
   Additional paid-in capital                                       6,006,023       5,988,123
   Deferred stock-based compensation                                 (192,757)       (287,554)
   Accumulated other comprehensive income                              14,601          14,601
   Deficit                                                         (4,510,414)     (4,724,735)
                                                                  ------------  --------------

                                                                    1,318,975         991,960
                                                                  ------------  --------------

                                                                  $ 4,538,970   $   4,126,428
                                                                  ============  ==============

See accompanying condensed notes to consolidated financial statements.

                         NETNATION COMMUNICATIONS, INC.

           Condensed Consolidated Statements of Operations and Deficit
                           (Expressed in U.S. dollars)


                                             Three month       Three month
                                             period ended      period ended
                                            March 31, 2002    March 31, 2001
                                           ----------------  ----------------
                                             (unaudited)       (unaudited)

Sales                                      $     1,686,431   $     1,574,786
Cost of sales                                      543,072           504,318
                                           ----------------  ----------------
Gross profit                                     1,143,359         1,070,468

Expenses:
  Sales and marketing                              266,249           413,626
  General and administration                       506,980           483,910
  Depreciation and amortization                    155,809           154,872
                                           ----------------  ----------------
                                                   929,038         1,052,408
                                           ----------------  ----------------
Net earnings                                       214,321            18,060

Deficit, beginning of period                    (4,724,735)       (5,482,652)
                                           ----------------  ----------------
Deficit, end of period                     $    (4,510,414)  $    (5,464,592)
                                           ================  ================
Earnings per share, basic and diluted      $          0.01   $          0.00
                                           ================  ================

Weighted average shares used in computing
  earnings per share, basic                     15,226,123        15,267,921
                                           ================  ================
Weighted average shares used in computing
  earnings per share, diluted                   15,241,283        15,385,823
                                           ================  ================

See accompanying condensed notes to consolidated financial statements.

                                            NETNATION  COMMUNICATIONS,  INC.

                                Condensed Consolidated Statement of Stockholders' Equity
                                              (Expressed in U.S. Dollars)

                                        Three month period ended March 31, 2002
                                                      (Unaudited)


                                                                               Accumulated
                               Common Stock      Additional      Deferred         Other
                         ---------------------    Paid-In      Stock-based    Comprehensive
                           Shares      Amount     Capital      Compensation       Income        Deficit        Total
                         -----------  --------  ------------  --------------  --------------  ------------  -----------
Balance at
  December 31, 2001      15,245,321   $ 1,525   $ 5,988,123   $    (287,554)  $       14,601  $(4,724,735)  $  991,960

Amortization of
  deferred compensation           -         -             -          94,797                -            -       94,797

Issuance of common
  stock for cash on
  exercise of stock
  options                    18,500         2        18,353               -                -            -       18,355

Cancellation of
  common stock              (45,819)       (5)         (453)              -                -            -         (458)

Net earnings and
  comprehensive income            -         -             -               -                -      214,321      214,321
                         -----------  --------  ------------  --------------  --------------  ------------  -----------

Balance at
  March 31, 2002         15,218,002   $ 1,522   $ 6,006,023   $    (192,757)  $       14,601  $(4,510,414)  $1,318,975
                         ===========  ========  ============  ==============  ==============  ============  ===========

See accompanying condensed notes to consolidated financial statements.

                         NETNATION COMMUNICATIONS, INC.

                Condensed Consolidated Statements of Cash Flows
                          (Expressed in U.S. dollars)


                                                              Three month     Three month
                                                              period ended    period ended
                                                               March 31,       March 31,
                                                                  2002            2001
                                                             --------------  --------------
                                                              (unaudited)     (unaudited)
Cash flows from operating activities:
  Net earnings                                               $     214,321   $      18,060
  Items not involving cash:
    Depreciation and amortization                                  155,809         154,872
    Employee stock-based compensation                               94,797          94,787
  Changes in non-cash operating assets and liabilities:
    Accounts receivable                                            (18,932)         30,481
    Prepaid expenses and deposits                                    9,557         (14,374)
    Deferred expenses                                              (77,813)         37,079
    Accounts payable and accrued liabilities                       (39,880)       (240,239)
    Deferred revenue                                               145,230        (104,452)
    Customer deposits                                              (15,092)              31
                                                             --------------  --------------

Net cash provided by (used in) operating activities                467,997         (23,755)
                                                             --------------  --------------

Investments:
  Purchase of fixed assets                                         (20,237)        (63,599)
                                                             --------------  --------------

Net cash used in investing activities                              (20,237)        (63,599)
                                                             --------------  --------------

Financing:
  Proceeds from sale of common stock, net of offering costs         18,355               -
  Lease financing repayments                                        (4,731)         (4,047)
  Cancellation of shares                                              (458)           (780)

                                                             --------------  --------------
Net cash provided by (used in) financing activities                 13,166          (4,827)
                                                             --------------  --------------

Increase (decrease) in cash and cash equivalents                   460,926         (92,181)

Cash and cash equivalents, beginning of period                   1,678,950         748,745
                                                             --------------  --------------

Cash and cash equivalents, end of period                     $   2,139,876   $     656,564
                                                             ==============  ==============

Supplemental disclosure:

  Cash paid for:
    Interest                                                 $       1,890   $       1,982
    Income taxes                                             $           -   $           -

See accompanying condensed notes to consolidated financial statements.

                         NETNATION COMMUNICATIONS, INC.

              Condensed Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                Three month periods ended March 31, 2002 and 2001
                                   (Unaudited)

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

     On November 24, 1999, DomainPeople Inc. ("DomainPeople"), a wholly-owned subsidiary of the Company, was incorporated under the laws of the State of Delaware and was formed to offer domain name registration and related services. DomainPeople is accredited by the Internet Corporation for Assigned Names and Numbers, the regulatory body charged with administering accreditation, as a registrar for top-level domain names.

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

     These condensed consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, NetNation Communications Inc., NetNation Communications (USA) Inc., and DomainPeople Inc. All material intercompany balances and transactions have been eliminated.

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

3.   STOCK  OPTIONS:

     A  summary  of  the  Company's  stock  option  activity  is  as  follows:

     ==================================================================
                                       Number of     Weighted average
                                     common shares    exercise price
     ------------------------------------------------------------------
     Outstanding, December 31, 2001        724,000   $            2.98
     Cancelled                              (4,000)               4.63
     Cancelled                              (2,000)               2.25
     Expired                               (88,000)               4.63
     Exercised                              (4,000)               2.25
     Exercised                              (4,000)               2.31
     ------------------------------------------------------------------
     Outstanding, March 31, 2002           622,000   $            2.74
     ==================================================================


     The options outstanding at March 31, 2002 expire between June 24, 2002 and January 9, 2006.

4.   SEGMENTED  INFORMATION:

     The Company operates primarily two business segments consisting of web site hosting and domain name registration. These business segments have been segregated based on how management organizes the segments within the business for making operating decisions and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

     The Company's revenues are generated from the following business segments:

     ===========================================================================
     Three months ended March 31,                            2002        2001
     ---------------------------------------------------------------------------
     Web hosting                                          $1,160,147  $1,073,816
     Domain name registration                                526,284     500,970
     ---------------------------------------------------------------------------
                                                          $1,686,431  $1,574,786
     ---------------------------------------------------------------------------

     ===========================================================================
     Three months ended March 31,                            2002        2001
     ---------------------------------------------------------------------------
     Web hosting                                          $  882,184  $  801,254
     Domain name registration                                261,175     269,214
     ---------------------------------------------------------------------------
                                                          $1,143,359  $1,070,468
     ---------------------------------------------------------------------------

     All  of  the  Company's assets were located in Canada as at March 31, 2002.
     The  Company  does  not  allocate  assets  to  business  segments.

5.   COMMITMENTS  AND  CONTINGENCIES:

     (a) The Company is committed to total operating lease payments for rent for the remainder of 2002 and 2003 of approximately $80,000 and $36,000, respectively.

     (b) As at December 1, 2000, the Company discontinued lease payments on the San Diego premises due to a number of circumstances. To date, the landlord has not commenced legal action against the Company. Should the landlord commence legal action against the Company, the outcome of the proceedings is unknown. The remaining lease payments of $381,254 were accrued in the consolidated financial statements as at December 31, 2000, and a gain will be recognized in the event of a favorable outcome.

     (c) The distribution process for .biz domain names has been the subject of litigation in the Los Angeles Superior Court in the State of California. On August 1, 2001 a lawsuit was brought by David Scott Smiley against NeuLevel, Inc., the .biz registry, the Internet Corporation for Assigned Names and Numbers ("ICANN"), and most of the .biz-accredited registrars, including DomainPeople Inc., a wholly-owned subsidiary of NetNation. This lawsuit alleges among other things, that the method for assigning domain names during the start-up period for registration of .biz domain names constituted an illegal lottery under California law. The lawsuit seeks a refund of the fees paid to the defendants, additional damages, costs, attorney fees, and an injunction to stop the pre-registrations. NeuLevel has subsequently changed its distribution process in response to this litigation. At this time, DomainPeople Inc. has not been formally served with notice of the legal proceedings and the outcome of the proceedings and the amount of potential damages to DomainPeople Inc. is unknown. However, should the plaintiff prevail in its claim, the Company may be required to pay damages which could have a material effect on the Company's operating results.

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

NetNation  entered  into  the  web  hosting  business through its acquisition of
NetNation Canada. NetNation Canada is a private company incorporated under the laws of the Province of British Columbia, Canada on February 19, 1997. NetNation Canada became a wholly owned subsidiary on April 7, 1999 pursuant to an agreement between the shareholders of NetNation Canada and Collectibles (the "Share Purchase Agreement"). Pursuant to the Share Purchase Agreement, Collectibles acquired 9,000,000 Class A common shares and 1,000,000 Class B preferred shares of NetNation Canada, being all of the issued and outstanding shares of NetNation Canada. The purchase price for the shares of NetNation Canada was $1,000,000 in Canadian currency, which was paid by the issuance of 10,000,000 common shares of Collectibles. After the transaction, the former shareholders of NetNation Canada controlled Collectibles. Upon conclusion of the acquisition, Collectibles changed its name to NetNation.

NetNation is an internet infrastructure solutions provider focused on meeting the needs of small and medium-sized enterprises ("SMEs") and individuals who are establishing a commercial or informational presence on the Internet. NetNation competes in the web hosting and domain name registration markets. Its products and services are sold worldwide, directly to customers and through value added resellers ("VARs").

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

NetNation's 2002 revenue was generated mainly from providing web hosting services to SMEs and domain name registration. Also included in revenue were co-located server services; during the period, however, these were relatively minor contributors. NetNation's web hosting customers normally pay a setup fee and regular charges, either monthly, quarterly or annually, thereafter. The Company offers a variety of hosting packages in addition to a number of value-added services and products. This enables customers to easily select and modify a solution that precisely meets their individual requirements.

NetNation's accreditation as an official registrar of domain names has enabled it to register domain names without the involvement of an intermediary. As an accredited registrar, NetNation, through DomainPeople, has assumed responsibility for ensuring that current information obtained from customers is supplied to the central registry.

CRITICAL  ACCOUNTING  POLICIES

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgements. The Company believes the following critical accounting policy requires its most significant judgement and estimates used in the preparation of the consolidated financial statements.

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

RESULTS  OF  OPERATIONS

For the quarter ended March 31, 2002, NetNation achieved net earnings of $214,321 ($0.01 per share) as compared to $18,060 ($0.00 per share) for the same period in 2001.

Revenue

NetNation's revenue of $1,686,431 for the quarter ended March 31, 2002 represents an increase of $111,645 or 7% over the quarter ended March 31, 2001. The increase was due to the increase in the number of web sites hosted and continued growth in the domain name registration segment of NetNation's business. The introduction of the .info and .biz domain names in the second half of 2001 and the introduction of the .name domain names in 2002 have contributed to the growth in domain name registration revenues.

The following table compares the composition of sales for the three months ended March 31, 2002 to the three months ended March 31, 2001:

Sales                                 Three ended months March 31,
                                      ----------------------------
                                              2002         2001
                                      ----------------------------
    Web hosting                                69%          68%
    Domain name registration                   31%          32%
                                      ----------------------------
Total sales                                   100%         100%
                                      ----------------------------

Domain name registration services are billed and collected in advance of provision of the service and are deferred and recorded as revenue on a straight-line basis over the term of registration. The unrecognized portion of the fees has been recorded as deferred revenue. The deferred revenue amount on the balance sheet as at March 31, 2002 includes $1,825,740 related to domain name registration.

Cost  of  sales

Cost of sales of $543,072 for the quarter ended March 31, 2002 represents an increase of $38,754 or 8% over the quarter ended March 31, 2001. As a percentage of sales, cost of sales was unchanged at 32% for both the first quarter of 2002 and 2001. The majority of cost of sales consists of personnel costs for the network operations center and technical support, bandwidth costs, and the costs to register domain names for the Company's customers. Domain name registration fees paid to the central registry are recognized as an expense over the term of registration.

Sales  and  marketing  expenses

Sales and marketing expenses for the first quarter of 2002 decreased $147,377 or 36% from the first quarter of 2001. As a percentage of sales, sales and marketing expenses decreased from 26% in the first quarter of 2001 to 16% in the first quarter of 2002. The decrease was mainly due to a reduction in advertising expenses of $96,985 or 52% due to a more focused approach to the media and venues chosen to place advertisements. NetNation's advertising is focused in media types that are believed to best engage the attention of its target market, SMEs. Sales and marketing expense consists mainly of salaries, bonuses, commissions and advertising costs.

General  and  administration  expenses

General and administration expenses for the first quarter of 2002 increased $23,070 or 5% over the first quarter of 2001. As a percentage of sales, general and administration expenses decreased from 31% in the first quarter of 2001 to 30% in the first quarter of 2002. General and administrative expenses includes administrative personnel costs, rent, general office expenses, audit and legal costs, and investor relations expenses.

Depreciation  and  amortization

Depreciation and amortization for the first quarter of 2002 increased $937 or 1% compared to the first quarter of 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the three months ended March 31, 2002, operating activities generated net cash of $467,997 compared to net cash used in operating activities of $23,755 for the three month period ended March 31, 2001. The main reason for the increase in cash from operations was the increase in net earnings, the increase in deferred revenues for domain name registrations and web hosting services, and a lower reduction in accounts payable compared to the previous period.

Net cash used in investing activities for the first quarter of 2002 of $20,237 represents a reduction of $43,362 from the same period in 2001. These expenditures relate mainly to the network operations center. Similar costs may be incurred in the future for expanding the network operations center when appropriate.

Net cash from financing activities for the first quarter of 2002 was $13,166 compared to net cash used in financing activities of $4,827 for the same period in 2001. In 2002, $18,355 was raised from the exercise of stock options by employees.

As at March 31, 2002, the Company has cash and cash equivalents of $2,139,876 compared to $1,678,950 as at December 31, 2001. The increase reflects positive cash flows from operations and cash from employee exercise of stock options less the investment in fixed assets for the three months ended March 31, 2002. Based on management's current projections, the Company believes that it has adequate resources for continued very moderate growth in revenues for the foreseeable future. The Company's management may evaluate from time to time the availability of external financing. The Company may seek additional capital to accelerate growth but there is no guarantee that capital will be available at acceptable terms or at all. While there are no commitments, management may make capital expenditures from time to time as the operations demand.

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

ITEM 3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

No significant changes in the quantitative and qualitative disclosures about market risk have occurred from the discussion contained in our report on Form 10-K for the year ended December 31, 2001, which was filed with the Commission on March 22, 2002.


                           PART II.  OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

As at December 1, 2000, the Company discontinued lease payments on the San Diego premises due to a number of circumstances. To date, the landlord has not commenced legal action against the Company. Should the landlord commence legal action against the Company, the outcome of the proceedings is unknown. The remaining lease payments of $381,254 were accrued in the consolidated financial statements as at December 31, 2000, and a gain will be recognized in the event of a favorable outcome.

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

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Reports  on  Form  8-K

No reports on Form 8-K were filed by the Company during the first quarter of 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NETNATION COMMUNICATIONS, INC.


Date:  May 10, 2002                           /s/  Joseph Kibur
                                            ------------------------------------
                                            Joseph Kibur
                                            Chief Executive Officer

Date:  May 10, 2002                          /s/  Calvin Mah
                                            ------------------------------------
                                            Calvin Mah
                                            Chief Financial Officer