Form 10-Q
period 2002-06-30
NETNATION COMMUNICATIONS INC
filed 2002-08-08
CIK 1091560

Form 10-Q

                                 --------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 ---------------

                                   (MARK ONE)

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2002

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

The number of shares of the registrant's Common Stock outstanding as of August 1, 2002 was 15,218,002.

                           NETNATION COMMUNICATIONS, INC.


                                      FORM 10-Q
                                    JUNE 30, 2002

                                        INDEX


                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets-June 30, 2002 (unaudited)
    and December 31, 2001 (audited)                                                3

  Condensed Consolidated Statements of Operations and Deficit-Three Month
    And Six Month Periods Ended June 30, 2002 (unaudited) and 2001 (unaudited)     4

  Condensed Consolidated Statement of Stockholders' Equity-Six Month
    Period Ended June 30, 2002 (unaudited)                                         5

  Condensed Consolidated Statements of Cash Flows-Six Month Periods
    Ended June 30, 2002 (unaudited) and 2001 (unaudited)                           6

  Condensed Notes to Consolidated Financial Statements                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk               13

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                        13

Item 2.  Changes in Securities and Use of Proceeds                                14

Item 3.  Defaults Upon Senior Securities                                          14

Item 4.  Submission of Matters to a Vote of Security Holders                      14

Item 5.  Other Information                                                        14

Item 6.  Exhibits and Reports on Form 8-K                                         14

         Signatures                                                               14

                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                NETNATION COMMUNICATIONS, INC.

                             Condensed Consolidated Balance Sheets
                                  (Expressed in U.S. dollars)


                                                                    June 30,     December 31,
                                                                      2002           2001
                                                                  ------------  --------------
                                                                   (unaudited)    (audited)
                                ASSETS

Current assets:
  Cash and cash equivalents                                       $ 2,511,245   $   1,678,950
  Accounts receivable, net of allowance for doubtful accounts
    of $27,302 (December 31, 2001 - nil)                               89,473         107,208
  Prepaid expenses and deposits                                       213,129         245,733
  Deferred expenses                                                   620,980         557,941
  Deferred tax asset                                                  250,000         250,000
                                                                  ------------  --------------
                                                                    3,684,827       2,839,832

Deferred expenses                                                     204,038         135,734
Fixed assets, net of accumulated depreciation of $1,440,142
  (December 31, 2001 - $1,092,999)                                    763,792       1,050,862
Investments                                                           100,000         100,000
                                                                  ------------  --------------

                                                                  $ 4,752,657   $   4,126,428
                                                                  ============  ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                        $   242,506   $     235,880
  Contingent lease payments (Note 5(b))                               381,254         381,254
  Customer deposits                                                    65,697          83,335
  Deferred revenue                                                  2,033,064       1,934,936
  Capital lease liability                                              21,651          19,183
                                                                  ------------  --------------
                                                                    2,744,172       2,654,588

Deferred revenue                                                      502,025         455,228
Capital lease liability                                                14,348          24,652

Stockholders' equity:
  Common stock
    Authorized:
      50,000,000 common shares with a par value of $0.0001 each
    Issued:
    15,218,002 (December 31, 2001 - 15,245,321) common shares           1,522           1,525
  Additional paid-in capital                                        5,911,202       5,988,123
  Deferred stock-based compensation                                   (76,506)       (287,554)
  Accumulated other comprehensive income                               14,601          14,601
  Deficit                                                          (4,358,707)     (4,724,735)
                                                                  ------------  --------------

                                                                    1,492,112         991,960
                                                                  ------------  --------------

                                                                  $ 4,752,657   $   4,126,428
                                                                  ============  ==============

See  accompanying  condensed  notes  to  consolidated  financial  statements.

                                                 NETNATION COMMUNICATIONS, INC.

                                   Condensed Consolidated Statements of Operations and Deficit
                                                   (Expressed in U.S. dollars)


                                                               Three month period ended June 30,  Six month period ended June 30,
                                                                     2002            2001             2002              2001
                                                               ---------------  ---------------  ---------------  ---------------
                                                                 (unaudited)      (unaudited)      (unaudited)      (unaudited)

Sales                                                          $    1,740,954   $    1,615,550   $    3,427,385   $    3,190,336

Cost of sales                                                         574,743          519,496        1,117,815        1,023,814
                                                               ---------------  ---------------  ---------------  ---------------

Gross profit                                                        1,166,211        1,096,054        2,309,570        2,166,522

Expenses:
  Sales and marketing                                                 252,905          351,340          519,154          764,965
  General and administration                                          570,267          570,147        1,077,247        1,054,057
  Depreciation and amortization                                       191,332          159,971          347,141          314,844
                                                               ---------------  ---------------  ---------------  ---------------

                                                                    1,014,504        1,081,458        1,943,542        2,133,866
                                                               ---------------  ---------------  ---------------  ---------------

Net earnings                                                          151,707           14,596          366,028           32,656

Deficit, start of period                                           (4,510,414)      (5,464,592)      (4,724,735)      (5,482,652)
                                                               ---------------  ---------------  ---------------  ---------------

Deficit, end of period                                         $   (4,358,707)  $   (5,449,996)  $   (4,358,707)  $   (5,449,996)
                                                               ===============  ===============  ===============  ===============

Earnings per share, basic and diluted                          $         0.01   $         0.00   $         0.02   $         0.00
                                                               ===============  ===============  ===============  ===============

Weighted average number of common shares outstanding, basic        15,218,002       15,238,134       15,222,040       15,252,945
                                                               ===============  ===============  ===============  ===============

Weighted average number of common shares outstanding, diluted      15,218,002       15,327,190       15,222,040       15,357,768
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

                                           NETNATION COMMUNICATIONS, INC.

                              Condensed Consolidated Statement of Stockholders' Equity
                                            (Expressed in U.S. Dollars)

                                        Six month period ended June 30, 2002
                                                    (Unaudited)

                                                                                 Accumulated
                                  Common Stock       Additional     Deferred        Other
                             ---------------------    Paid-In     Stock-based    Comprehensive
                               Shares      Amount     Capital     Compensation      Income        Deficit        Total
                             -----------  --------  -----------  --------------  -------------  ------------  -----------
Balance at
  December 31, 2001          15,245,321   $ 1,525   $5,988,123   $    (287,554)  $      14,601  $(4,724,735)  $  991,960

Amortization of
  deferred compensation               -         -            -         116,227               -            -      116,227

Issuance of common
  stock for cash on
  exercise of stock options       8,000         1       18,249               -               -            -       18,250

Issuance of common stock
  for cash                       10,500         1          104               -               -            -          105

Cancellation of
  common stock                  (45,819)       (5)     (95,274)         94,821               -            -         (458)

Net earnings and
  comprehensive income                -         -            -               -               -      366,028      366,028
                             -----------  --------  -----------  --------------  -------------  ------------  -----------

Balance at
 June 30, 2002               15,218,002   $ 1,522   $5,911,202   $     (76,506)  $      14,601  $(4,358,707)  $1,492,112
                             ===========  ========  ===========  ==============  =============  ============  ===========

See accompanying condensed notes to consolidated financial statements.

                             NETNATION COMMUNICATIONS, INC.

                     Condensed Consolidated Statements of Cash Flows
                               (Expressed in U.S. dollars)


                                                            Six month       Six month
                                                           period ended    period ended
                                                             June 30,        June 30,
                                                               2002            2001
                                                          --------------  --------------
                                                           (unaudited)     (unaudited)
Cash flows from operating activities:
  Net earnings                                            $     366,028   $      32,656
  Items not involving cash:
    Depreciation and amortization                               347,141         314,844
    Employee stock-based compensation                           116,227         189,584
  Changes in non-cash operating assets and liabilities:
      Accounts receivable                                        17,735           5,718
      Prepaid expenses and deposits                              32,604          33,126
      Deferred expenses                                        (131,343)         83,586
      Accounts payable and accrued liabilities                    6,626        (280,274)
      Deferred revenue                                          144,925        (141,330)
      Customer deposits                                         (17,638)         14,040
                                                          --------------  --------------

  Net cash provided by operating activities                     882,305         251,950
                                                          --------------  --------------

  Investing:
  Purchase of fixed assets                                      (60,071)       (117,241)
                                                          --------------  --------------

  Net cash used in investing activities                         (60,071)       (117,241)
                                                          --------------  --------------

  Financing:
    Proceeds from sale of common stock                           18,355           2,250
    Lease financing repayments                                   (7,836)         (9,715)
    Cancellation of shares                                         (458)           (780)
                                                          --------------  --------------

  Net cash provided by (used in) financing activities            10,061          (8,245)
                                                          --------------  --------------

  Increase in cash and cash equivalents                         832,295         126,464

  Cash and cash equivalents, beginning of period              1,678,950         748,745
                                                          --------------  --------------

  Cash and cash equivalents, end of period                $   2,511,245   $     875,209
                                                          ==============  ==============

  Supplemental disclosure:

  Cash paid for:
  Interest                                                $       3,676   $       3,604
  Income taxes                                            $           -               -

See accompanying condensed notes to consolidated financial statements.

                         NETNATION COMMUNICATIONS, INC.

              Condensed Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                 Six-month periods ended June 30, 2002 and 2001
                                   (Unaudited)


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

3.   STOCK  OPTIONS:

     A  summary  of  the  Company's  stock  option  activity  is  as  follows:

     =================================================================
                                       Number of     Weighted average
                                     common shares    exercise price
     -----------------------------------------------------------------

     Outstanding, December 31, 2001        724,000   $            2.98
     Cancelled                              (8,000)               4.63
     Cancelled                              (6,000)               2.25
     Cancelled                              (6,000)               2.31
     Expired                               (88,000)               4.63
     Expired                               (24,000)               4.13
     Exercised                              (4,000)               2.25
     Exercised                              (4,000)               2.31
     -----------------------------------------------------------------

     Outstanding, June 30, 2002            584,000   $            2.68
     =================================================================

     The options outstanding at June 30, 2002 expire between July 9, 2002 and January 9, 2006.


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

     The  Company's revenues are generated from the following business segments:

================================================================================
                       Three months ended June 30,  Six months ended June 30,
                              2002        2001          2002        2001
--------------------------------------------------------------------------------
Web hosting               $1,145,651  $1,118,694    $2,305,800  $2,192,510
Domain name registration     595,303     496,856     1,121,585     997,826
--------------------------------------------------------------------------------
                          $1,740,954  $1,615,550    $3,427,385  $3,190,336
--------------------------------------------------------------------------------

The  Company's gross profits are generated from the following business segments:

======================================================================================
                          Three months ended June 30,      Six months ended June 30,
                              2002            2001            2002           2001
--------------------------------------------------------------------------------------
Web hosting               $     843,942  $       835,090  $ 1,726,128  $     1,636,344
Domain name registration        322,269          260,964      583,442          530,178
--------------------------------------------------------------------------------------

                          $   1,166,211  $     1,096,054  $ 2,309,570  $     2,166,522
--------------------------------------------------------------------------------------

     All of the Company's assets were located in Canada as at June 30, 2002.

5.   COMMITMENTS  AND  CONTINGENCIES:

     (a) The Company is committed to total operating lease payments for rent for the remainder of 2002 and 2003 of approximately $54,000 and $36,000, respectively.

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

RESULTS  OF  OPERATIONS

For the quarter ended June 30, 2002, NetNation achieved net earnings of $151,707 ($0.01 per share) as compared to $14,596 ($0.00 per share) for the same period in 2001 and for the six month period ended June 30, 2002, net earnings of $366,028 ($0.02 per share) as compared to $32,656 ($0.00 per share) for the same period in 2001.

Revenue

NetNation's revenue of $1,740,954 for the quarter ended June 30, 2002 represents an increase of $125,404 or 8% over the quarter ended June 30, 2001. For the six months ended June 30, 2002, revenue of $3,427,385 was an increase of $237,049 or 7% over the same period in 2001. The increase was due to the increase in the number of web sites hosted and continued growth in the domain name registration segment of NetNation's business. The introduction of the .info and .biz domain names in the second half of 2001 and the introduction of the .name and .us domain names in 2002 have contributed to the growth in domain name registration revenues.

The following table compares the composition of sales for the three and six months ended June 30, 2002 to the same periods in 2001:

Sales
                                Three months ended June 30,     Six months ended June 30,
                              -------------------------------------------------------------
                                  2002            2001             2002           2001
                              -------------------------------------------------------------
    Web hosting                         66%              69%             67%            69%
    Domain name registration            34%              31%             33%            31%
                              -------------------------------------------------------------
Total sales                            100%             100%            100%           100%
                              -------------------------------------------------------------

Domain name registration services are billed and collected in advance of provision of the service and are deferred and recorded as revenue on a straight-line basis over the term of registration. The unrecognized portion of the fees has been recorded as deferred revenue. The deferred revenue amount on the balance sheet as at June 30, 2002 includes $1,658,672 related to domain name registration.

Cost  of  sales

Cost of sales of $574,743 for the quarter ended June 30, 2002 represents an increase of $55,247 or 11% over the quarter ended June 30, 2001. For the six months ended June 30, 2002, cost of sales of $1,117,815 represents an increase of $94,001 or 9% over the same period in 2001. As a percentage of sales, cost of sales increased from 32% to 33% from the second quarter of 2001 to the same period in 2002. As a percentage of sales, cost of sales increased from 32% to 33% from the first half of 2001 to the same period in 2002. The increase in costs was mainly due to increased personnel costs and the costs to register domain names. The majority of cost of sales consists of personnel costs for the network operations center and technical support, bandwidth costs, and the costs to register domain names for the Company's customers. Domain name registration fees paid to the central registry are recognized as an expense over the term of registration.

Sales  and  marketing  expenses

Sales and marketing expenses for the quarter ended June 30, 2002 decreased $98,435 or 28% from the same period in of 2001. For the six months ended June 30, 2002, sales and marketing expenses decreased $245,812 or 32% from the same period in 2001. As a percentage of sales, sales and marketing expenses decreased from 22% in the second quarter of 2001 to 15% in the second quarter of

2002. As a percentage of sales, sales and marketing expenses decreased from 24% in the first half of 2001 to 15% in the first half of 2002. The decrease was mainly due to a reduction in advertising expenses of $66,724 or 48% in the second quarter of 2002 compared to the same period in 2001 and $163,708 or 50% in the first half of 2002 as compared to the same period in 2001 due to a more focused and selective approach to the media and venues chosen to place advertisements. Reductions in personnel costs also contributed to the decrease. Sales and marketing expense consists mainly of salaries, bonuses, commissions and advertising costs.

General  and  administration  expenses

General and administration expenses for the quarter ended June 30, 2002 increased $120 over the same period in 2001. For the six months ended June 30, 2002, general and administration expenses increased $23,190 or 2% over the same period in 2001. As a percentage of sales, general and administration expenses decreased from 35% in the second quarter of 2001 to 33% in the second quarter of 2002. As a percentage of sales, general and administration expenses decreased from 33% in the first half of 2001 to 31% in the first half of 2002. General and administrative expenses include administrative personnel costs, bad debt expense, rent, general office expenses, audit and legal costs, and investor relations expenses.

Depreciation  and  amortization

Depreciation and amortization for the second quarter of 2002 increased $31,361 or 20% compared to the second quarter of 2001. For the six months ended June 30, 2002, depreciation and amortization increased $32,298 or 10%. The increase in depreciation and amortization was due to the ongoing re-evaluation of the estimated useful life of the Company's fixed assets.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the six months ended June 30, 2002, operating activities generated net cash of $882,305 compared to $251,950 for the same period in 2001. The main reason for the increase in cash from operations was the increase in net earnings and the increase in deferred revenues for domain name registrations and web hosting services.

Net cash used in investing activities for the six months ended June 30, 2002 of $60,071 represents a reduction of $57,170 from the same period in 2001. These expenditures relate mainly to the network operations center. Similar costs may be incurred in the future for expanding the network operations center when appropriate.

Net cash from financing activities for the six months ended June 30, 2002 was $10,061 compared to net cash used in financing activities of $8,245 for the same period in 2001. In 2002, $18,250 was raised from the exercise of stock options by employees.

As at June 30, 2002, the Company has cash and cash equivalents of $2,511,245 compared to $1,678,950 as at December 31, 2001. The $832,295 increase reflects positive cash flows from operations and cash from employee exercise of stock options less the investment in fixed assets for the six months ended June 30, 2002. Based on management's current projections, the Company believes that it has adequate resources for continued very moderate growth in revenues for the foreseeable future. The Company's management may evaluate from time to time the availability of external financing. The Company may seek additional capital to accelerate growth but there is no guarantee that capital will be available at acceptable terms or at all. While there are no commitments, management may make capital expenditures from time to time as the operations demand.

On July 8, 2002, the Company received a Letter of Notice from Nasdaq indicating that the Company was not in compliance with the minimum USD$1.00 per share bid price requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4), and therefore, in accordance with Marketplace Rule 4310(c)(8)(D), was provided with 180 calendar days, or until January 6, 2003, to regain compliance. According to the Nasdaq rule, compliance requires the bid price of the Company's common stock to close at USD$1.00 per share or more for a minimum of ten consecutive trading days before January 6, 2003. Under certain circumstances, to ensure that the Company can sustain long-term compliance, Nasdaq may require that the closing bid price equals USD$1.00 per share or more for more than ten consecutive trading days before determining the Company complies. If compliance is not demonstrated by the Company by this date, Nasdaq will determine whether the Company meets the initial listing criteria for The Nasdaq SmallCap Market under MarketPlace Rule 4310(c)(2)(A), by which the
Company may be granted an additional 180 calendar days to demonstrate compliance. If Nasdaq determines that the Company does not qualify for an extension under MarketPlace Rule 4310(c)(2)(A), the Company will be provided with written notification that its securities will be delisted. At that time, the Company may appeal the Staff Determination to delist its securities to a Nasdaq Listing Qualification Panel. During this process, NetNation's securities will remain listed and will continue to trade on the Nasdaq SmallCap Market. In the event that the Company's securities are delisted from the Nasdaq SmallCap Market, the Company's securities may continue to trade on the OTC Bulletin Board's electronic quotation system. If the Company's securities are delisted from the Nasdaq SmallCap Market, this may have an impact on the liquidity of the Company's securities.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On June 13, 2002, we held our annual general meeting of shareholders. The following matters were considered and voted upon at the annual general meeting:

The first matter voted upon at the meeting was the election of directors. David Talmor, Joseph Kibur, Ernest Cheung, Anil Wirasekara, and Jag Gillan were nominated for election as directors of NetNation to hold office until their successor are duly elected or appointed. The votes cast and withheld for such nominees were as follows:

       Name                      For           Withheld
       ----                      ---           --------

       David Talmor          10,356,324          2,400
       Joseph Kibur          10,356,324          2,400
       Ernest Cheung         10,356,324          2,400
       Anil Wirasekara       10,356,224          2,500
       Jag Gillan            10,356,324          2,400

The second matter voted upon at the meeting was the appointment of KPMG LLP, Chartered Accountants, of Vancouver, British Columbia, as the auditors of NetNation for the year ended December 31, 2002. There were 10,355,594 votes cast for the appointment and 3,100 votes withheld.

ITEM  5.     OTHER  INFORMATION

Not  applicable.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Reports  on  Form  8-K


On  July 10, 2002, NetNation filed a Form 8K and reported an Item 5 Other Event.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NETNATION COMMUNICATIONS, INC.

Date:  August 7, 2002                    /s/  Joseph  Kibur
                                         -------------------------------
                                         Joseph  Kibur
                                         Chief  Executive  Officer



Date:  August 7, 2002                   /s/  Calvin  Mah
                                         -------------------------------
                                         Calvin  Mah
                                         Chief  Financial  Officer