Form 10-Q
period 2002-09-30
NETNATION COMMUNICATIONS INC
filed 2002-11-13
CIK 1091560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                                 ---------------

                                   (MARK ONE)

     [x]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR  THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2002


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR  THE  TRANSITION  PERIOD  FROM  ________ TO ________

                                 ---------------

                        COMMISSION FILE NUMBER: 000-26881

                                 ---------------

                         NETNATION COMMUNICATIONS, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    33-08034 38
     ----------------------------                  --------------------------
     (State or other jurisdiction                  (I.R.S. Employer I.D. No.)
     of  incorporation  or  organization)

       1410  -  555  WEST  HASTINGS  STREET
       VANCOUVER,  BRITISH  COLUMBIA,  CANADA             V6B  4N6
       --------------------------------------             --------
       (Address of principal executive offices)          (Zip Code)

                                  604/688-8946
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

The number of shares of the registrant's Common Stock outstanding as of November 8, 2002 was 15,218,002.

                                 NETNATION COMMUNICATIONS, INC.


                                           FORM 10-Q
                            FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                             INDEX

                                                                                           PAGE
                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets-September 30, 2002 (unaudited)
     and December 31, 2001 (audited)                                                          3

     Condensed Consolidated Statements of Operations and Deficit-Three Month
     And Nine Month Periods Ended September 30, 2002 (unaudited) and 2001 (unaudited)         4

     Condensed Consolidated Statement of Stockholders' Equity-Nine Month
     Period Ended September 30, 2002 (unaudited)                                              5

     Condensed Consolidated Statements of Cash Flows-Nine Month Periods
     Ended September 30, 2002 (unaudited) and 2001 (unaudited)                                6

     Condensed Notes to Consolidated Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                              10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          14

Item 4.  Controls and Procedures                                                             14


PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                                    15

         Signatures                                                                          15
         Certifications                                                                      16

                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                  NETNATION COMMUNICATIONS, INC.

                               Condensed Consolidated Balance Sheets
                                    (Expressed in U.S. dollars)

                                                                    September 30,    December 31,
                                                                        2002             2001
                                                                   ---------------  --------------
                                                                     (unaudited)      (audited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                        $    2,860,790   $   1,678,950
  Accounts receivable, net of allowance for doubtful accounts
    of $27,302 (December 31, 2001 - nil)                                   92,975         107,208
  Prepaid expenses and deposits                                           209,651         245,733
  Deferred expenses                                                       611,569         557,941
  Deferred tax asset                                                      250,000         250,000
                                                                   ---------------  --------------
                                                                        4,024,985       2,839,832

Deferred expenses                                                         200,568         135,734
Fixed assets, net of accumulated depreciation of $1,607,069
  (December 31, 2001 - $1,092,999)                                        623,742       1,050,862
Investments                                                               100,000         100,000
                                                                   ---------------  --------------

                                                                   $    4,949,295   $   4,126,428
                                                                   ===============  ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                         $      277,051   $     235,880
  Contingent lease payments (Note 5(b))                                   381,254         381,254
  Customer deposits                                                        29,145          83,335
  Deferred revenue                                                      1,982,225       1,934,936
  Capital lease liability                                                  21,556          19,183
                                                                   ---------------  --------------
                                                                        2,691,231       2,654,588

Deferred revenue                                                          475,221         455,228
Capital lease liability                                                     7,786          24,652

Stockholders' equity:
Common stock
  Authorized:
    50,000,000 common shares with a par value of $0.0001 each
  Issued:
    15,218,002 (December 31, 2001 - 15,245,321) common shares               1,522           1,525
  Additional paid-in capital                                            5,911,202       5,988,123
  Deferred stock-based compensation                                             -        (287,554)
  Accumulated other comprehensive income                                   14,601          14,601
  Deficit                                                              (4,152,268)     (4,724,735)
                                                                   ---------------  --------------

                                                                        1,775,057         991,960
                                                                   ---------------  --------------

                                                                   $    4,949,295   $   4,126,428
                                                                   ===============  ==============

See  accompanying  condensed  notes  to  consolidated  financial  statements.

                                                 NETNATION COMMUNICATIONS, INC.

                                  Condensed Consolidated Statements of Operations and Deficit
                                                  (Expressed in U.S. dollars)


                                          Three month period ended September 30,       Nine month period ended September 30,
                                                2002                  2001                  2002                  2001
                                        --------------------  ---------------------  -------------------  ---------------------
                                            (unaudited)           (unaudited)            (unaudited)           (unaudited)
Sales                                   $         1,736,434   $          1,691,773   $        5,163,819   $          4,882,108

Cost of sales                                       580,803                548,934            1,698,618              1,572,748
                                        --------------------  ---------------------  -------------------  ---------------------

Gross profit                                      1,155,631              1,142,839            3,465,201              3,309,360

Expenses:
  Sales and marketing                               300,101                298,414              819,255              1,063,379
  General and administration                        482,165                477,729            1,559,412              1,531,785
  Depreciation and amortization                     166,926                156,699              514,067                471,543
                                        --------------------  ---------------------  -------------------  ---------------------

                                                    949,192                932,842            2,892,734              3,066,707
                                        --------------------  ---------------------  -------------------  ---------------------

Net earnings                                        206,439                209,997              572,467                242,653

Deficit, start of period                         (4,358,707)            (5,449,996)          (4,724,735)            (5,482,652)
                                        --------------------  ---------------------  -------------------  ---------------------

Deficit, end of period                  $        (4,152,268)  $         (5,239,999)  $       (4,152,268)  $         (5,239,999)
                                        ====================  =====================  ===================  =====================

Earnings per share, basic and diluted   $              0.01   $               0.01   $             0.04   $               0.02
                                        ====================  =====================  ===================  =====================

Weighted average number of common
shares outstanding, basic                        15,218,002             15,238,321           15,220,679             15,248,017
                                        ====================  =====================  ===================  =====================
Weighted average number of common
shares outstanding, diluted                      15,218,002             15,238,321           15,220,679             15,297,678
                                        ====================  =====================  ===================  =====================

See  accompanying  condensed  notes  to  consolidated  financial  statements.

                                              NETNATION COMMUNICATIONS, INC.

                                 Condensed Consolidated Statement of Stockholders' Equity
                                                (Expressed in U.S. Dollars)

                                        Nine month period ended September 30, 2002
                                                        (Unaudited)

                                                                                    Accumulated
                                 Common  Stock        Additional     Deferred         Other
                             ---------------------     Paid-In      Stock-based    Comprehensive
                               Shares      Amount      Capital      Compensation      Income      Deficit        Total
                             -----------  --------  -------------  --------------  -------------  ------------  -----------
Balance at
  December 31, 2001          15,245,321   $ 1,525   $  5,988,123   $    (287,554)  $      14,601  $(4,724,735)  $  991,960

Amortization of
  deferred compensation               -         -              -         192,733               -            -      192,733

Issuance of common
  stock for cash on
  exercise of stock options       8,000         1         18,249               -               -            -       18,250

Issuance of common
    stock for cash               10,500         1            104               -               -            -          105

Cancellation of
  common stock                  (45,819)       (5)       (95,274)         94,821               -            -         (458)

Net earnings and
  comprehensive income                -         -              -               -               -      572,467      572,467
                             -----------  --------  -------------  --------------  -------------  ------------  -----------

Balance at
 September 30, 2002          15,218,002   $ 1,522   $  5,911,202   $           -   $      14,601  $(4,152,268)  $1,775,057
                             ===========  ========  =============  ==============  =============  ============  ===========

See  accompanying  condensed  notes  to  consolidated  financial  statements.

                               NETNATION COMMUNICATIONS, INC.

                      Condensed Consolidated Statements of Cash Flows
                                (Expressed in U.S. dollars)

                                                             Nine month       Nine month
                                                            period ended     period ended
                                                            September 30,    September 30,
                                                                2002             2001
                                                           ---------------  ---------------
                                                             (unaudited)      (unaudited)
Cash flows from operating activities:
  Net earnings                                             $      572,467   $      242,653
  Items not involving cash:
    Depreciation and amortization                                 514,067          471,543
    Employee stock-based compensation                             192,733          284,381
  Changes in non-cash operating assets and liabilities:
    Accounts receivable                                            14,233          (58,773)
    Prepaid expenses and deposits                                  36,082          (81,293)
    Deferred expenses                                            (118,462)          40,215
    Accounts payable and accrued liabilities                       41,171         (306,893)
    Deferred revenue                                               67,282          (90,308)
    Customer deposits                                             (54,190)          63,312
                                                           ---------------  ---------------

Net cash provided by operating activities                       1,265,383          564,837
                                                           ---------------  ---------------

Investing:
  Purchase of fixed assets                                        (86,947)        (189,801)
                                                           ---------------  ---------------

Net cash used in investing activities                             (86,947)        (189,801)
                                                           ---------------  ---------------

Financing:
  Proceeds from sale of common stock                               18,355            2,250
  Lease financing repayments                                      (14,493)          (2,774)
  Cancellation of shares                                             (458)            (780)
                                                           ---------------  ---------------

Net cash provided by (used in) financing activities                 3,404           (1,304)
                                                           ---------------  ---------------

Increase in cash and cash equivalents                           1,181,840          373,732

Cash and cash equivalents, beginning of period                  1,678,950          748,745
                                                           ---------------  ---------------

Cash and cash equivalents, end of period                   $    2,860,790   $    1,122,477
                                                           ===============  ===============

Supplemental disclosure:

  Cash paid for:
    Interest                                               $        5,308   $        5,102
    Income taxes                                           $            -   $            -

See  accompanying  condensed  notes  to  consolidated  financial  statements.

                         NETNATION COMMUNICATIONS, INC.

              Condensed Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

              Nine-month periods ended September 30, 2002 and 2001
                                   (Unaudited)

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

2.   SIGNIFICANT  ACCOUNTING  POLICIES:

     Revenue  recognition:

     Revenue is recognized as web site hosting, domain name and related services are provided. Revenue from web site hosting set-up fees is recognized over the estimated period the hosting services are provided to customers, which typically ranges from 1 to 2 years. Domain name registration and maintenance revenue is recognized ratably over the contract term, which is between one and ten years. Cash received in advance of meeting these revenue recognition criteria is recorded as deferred revenue.

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

3.   STOCK  OPTIONS:

     A  summary  of  the  Company's  stock  option  activity  is  as  follows:

     ==================================================================
                                        Number of     Weighted average
                                      common shares    exercise price
     ------------------------------------------------------------------

     Outstanding, December 31, 2001         724,000   $            2.98
     Cancelled                              (12,000)               2.25
     Cancelled                              (24,000)               2.31
     Cancelled                               (8,000)               4.63
     Expired                               (100,000)               2.25
     Expired                                (24,000)               4.13
     Expired                                (88,000)               4.63
     Exercised                               (4,000)               2.25
     Exercised                               (4,000)               2.31
     ------------------------------------------------------------------

     Outstanding, September 30, 2002        460,000   $            2.79
     ==================================================================

     The options outstanding at September 30, 2002 expire between February 1, 2003 and January 9, 2006.

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

     The  Company's revenues are generated from the following business segments:

===========================================================================================
                          Three months ended September 30,  Nine months ended September 30,
                                 2002             2001           2002           2001
-------------------------------------------------------------------------------------------
Web hosting               $     1,168,864  $     1,130,576  $  3,474,664  $       3,323,086
Domain name registration          567,570          561,197     1,689,155          1,559,022
-------------------------------------------------------------------------------------------
                          $     1,736,434  $     1,691,773  $  5,163,819  $       4,882,108
-------------------------------------------------------------------------------------------

     The Company's gross profits are generated from the following business segments:

===========================================================================================
                          Three months ended September 30,  Nine months ended September 30,
                                2002              2001             2002           2001
-------------------------------------------------------------------------------------------
Web hosting               $       862,041  $       823,191  $    2,588,169  $    2,459,534
Domain name registration          293,590          319,648         877,032         849,826
-------------------------------------------------------------------------------------------
                          $     1,155,631  $     1,142,839  $    3,465,201  $    3,309,360
-------------------------------------------------------------------------------------------

     All of the Company's assets were located in Canada as at September 30, 2002.

5.   COMMITMENTS  AND  CONTINGENCIES:

     (a) The Company is committed to total operating lease payments for rent for the remainder of 2002 and 2003 of approximately $27,000 and $36,000, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

NetNation Communications, Inc. was incorporated under the laws of the State of Delaware on May 7, 1998, under the name Collectibles Entertainment Inc. ("Collectibles") for the purpose of operating an online sports card and other tradeable memorabilia distribution business. Collectibles changed its name to NetNation Communications, Inc. on April 14, 1999 in conjunction with the acquisition of a web-site hosting business based in Vancouver, Canada. Our common shares currently trade on the Nasdaq Small Capitalization Market under the ticker symbol "NNCI".

We entered into the web hosting business through our acquisition of NetNation Canada. NetNation Canada is a private company incorporated under the laws of the Province of British Columbia, Canada on February 19, 1997. NetNation Canada became a wholly owned subsidiary on April 7, 1999 pursuant to an agreement between the shareholders of NetNation Canada and Collectibles (the "Share Purchase Agreement"). Pursuant to the Share Purchase Agreement, Collectibles acquired 9,000,000 Class A common shares and 1,000,000 Class B preferred shares of NetNation Canada, being all of the issued and outstanding shares of NetNation Canada. The purchase price for the shares of NetNation Canada was $1,000,000 in Canadian currency, which was paid by the issuance of 10,000,000 common shares of Collectibles. After the transaction, the former shareholders of NetNation Canada controlled Collectibles. Upon conclusion of the acquisition, Collectibles changed its name to NetNation Communications, Inc

We are an internet infrastructure solutions provider focused on meeting the needs of small and medium-sized enterprises ("SMEs") and individuals who are establishing a commercial or informational presence on the Internet. We compete in the web hosting and domain name registration markets. Our products and services are sold worldwide, directly to customers and through value added resellers ("VARs").

In May 1999, we were selected as an official registrar of domain names by ICANN. The accreditation allows us to register top-level domain names ("TLD's") ending in .com, .net and .org, which account for approximately 50% - 75% of the world's Internet addresses. Through our wholly-owned subsidiary, DomainPeople, we became operational as a domain name registrar in December of 1999.

Our 2002 revenue was generated mainly from providing web hosting services to SMEs and domain name registration. Our web hosting customers normally pay a setup fee and regular charges, either monthly, quarterly or annually, thereafter. We offer a variety of hosting packages in addition to a number of value-added services and products. This enables our customers to easily select and modify a solution that precisely meets their individual requirements.

Our accreditation as an official registrar of domain names has enabled us to register domain names without the involvement of an intermediary. As an accredited registrar through DomainPeople, we have assumed responsibility for ensuring that current information obtained from customers is supplied to the central registry.

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, our management re-evaluates its estimates and judgments. We believe the following critical accounting policy requires our most significant judgment and estimates used in the preparation of the consolidated financial statements.

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

Revenue from web site hosting set-up fees is recognized over the estimated period the hosting services are provided to customers, which typically ranges from 1 to 2 years. In estimating the period that hosting services are to be provided to customers, our management considers our past history with our customers, the type of services we provide, and other factors that could affect the period of time a customer would be provided services. Accordingly, the estimate of the period of time that hosting services are to be provided to customers is a matter of judgment and could change in the near term based on historical experience and other factors, resulting in a material change to recorded revenue and deferred revenue for web hosting services.

RESULTS  OF  OPERATIONS

For the quarter ended September 30, 2002, we achieved net earnings of $206,439 ($0.01 per share) as compared to $209,997 ($0.01 per share) for the same period in 2001 and for the nine month period ended September 30, 2002, net earnings of $572,467 ($0.04 per share) as compared to $242,653 ($0.02 per share) for the same period in 2001.

Revenue

Our revenue of $1,736,434 for the quarter ended September 30, 2002 represents an increase of $44,661 or 3% over the quarter ended September 30, 2001. For the nine months ended September 30, 2002, revenue of $5,163,819 was an increase of $281,711 or 6% over the same period in 2001. The increase was due to the increase in the number of web sites hosted and continued growth in the domain name registration segment of our business. The introduction of the .info and ..biz domain names in the second half of 2001 and the introduction of the .name and .us domain names in 2002 have contributed to the growth in our domain name registration revenues.

The following table compares the composition of sales for the three and nine months ended September 30, 2002 to the same periods in 2001:

Sales                         Three months ended   Nine months ended
                                 September 30,       September 30,
                              ---------------------------------------
                                2002        2001     2002       2001
                              ---------------------------------------
    Web hosting                   67%         67%      67%        68%
    Domain name registration      33%         33%      33%        32%
                              ---------------------------------------
Total sales                      100%        100%     100%       100%
                              ---------------------------------------

Domain name registration services are billed and collected in advance of provision of the service and are deferred and recorded as revenue on a straight-line basis over the term of registration. The unrecognized portion of the fees has been recorded as deferred revenue. The deferred revenue amount on the balance sheet as at September 30, 2002 includes $1,679,099 related to domain name registration.

Cost  of  sales

Cost of sales of $580,803 for the quarter ended September 30, 2002 represents an increase of $31,869 or 6% over the quarter ended September 30, 2001. For the nine months ended September 30, 2002, cost of sales of $1,698,618 represents an increase of $125,870 or 8% over the same period in 2001. As a percentage of sales, cost of sales increased from 32% to 33% from the third quarter of 2001 to the same period in 2002. As a percentage of sales, cost of sales increased from

32% to 33% from the first nine months of 2001 compared to the same period in 2002. The increase in costs was mainly due to increased personnel costs and the costs to register domain names. The majority of cost of sales consists of personnel costs for the network operations center and technical support, bandwidth costs, and the costs to register domain names for our customers. Domain name registration fees paid to the central registry are recognized as an expense over the term of registration.

Sales  and  marketing  expenses

Sales and marketing expenses for the quarter ended September 30, 2002 increased $1,687 or 1% from the same period in of 2001. For the nine months ended September 30, 2002, sales and marketing expenses decreased $244,123 or 23% from the same period in 2001. As a percentage of sales, sales and marketing expenses decreased from 18% in the third quarter of 2001 to 17% in the third quarter of 2002. As a percentage of sales, sales and marketing expenses decreased from 22% in the first nine months of 2001 to 16% in the first nine months of 2002. The increase in the third quarter of 2002 as compared to the same period in 2001 was due to an increase in advertising expenses of $51,860 or 74% offset by a decrease in personnel costs of almost the same amount. The decrease for the nine month year-to-date period was mainly due to a reduction in advertising expenses of $111,848 or 28% in the first nine months of 2002 compared to the same period in 2001 and lower personnel costs. Sales and marketing expense consists mainly of salaries, bonuses, commissions and advertising costs.

General  and  administration  expenses

General and administration expenses for the quarter ended September 30, 2002 increased $4,436 or 1% from the same period in 2001. For the nine months ended September 30, 2002, general and administration expenses increased $27,627 or 2% over the same period in 2001. As a percentage of sales, general and administration expenses was unchanged at 28% for the third quarter of 2001 and 2002. As a percentage of sales, general and administration expenses decreased from 31% in the first nine months of 2001 to 30% in the first nine months of 2002. General and administrative expenses include administrative personnel costs, bad debt expense, rent, general office expenses, audit and legal costs, and investor relations expenses.

Depreciation  and  amortization

Depreciation and amortization for the third quarter of 2002 increased $10,227 or 7% compared to the third quarter of 2001. For the nine months ended September 30, 2002, depreciation and amortization increased $42,524 or 9%. The increase in depreciation and amortization expense was due to the ongoing re-evaluation of the estimated useful life of our fixed assets.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the nine months ended September 30, 2002, operating activities generated net cash of $1,265,383 compared to $564,837 for the same period in 2001. The main reason for the increase in cash from operations was the increase in net earnings, the increase in deferred revenues for domain name registrations and web hosting services, and an increase in the accounts payable and accrued liabilities balance.

Net cash used in investing activities for the nine months ended September 30, 2002 of $86,947 represents a reduction of $102,854 from the same period in 2001. These expenditures relate mainly to the network operations center. Similar costs may be incurred in the future for expanding the network operations center when appropriate.

Net cash from financing activities for the nine months ended September 30, 2002 was $3,404 compared to net cash used in financing activities of $1,304 for the same period in 2001. In 2002, $18,250 was raised from the exercise of stock options by employees.

As at September 30, 2002, we had cash and cash equivalents of $2,860,790 compared to $1,678,950 as at December 31, 2001. The $1,181,840 increase reflects positive cash flows from operations and cash from employee exercise of stock options less the investment in fixed assets for the nine months ended September 30, 2002. Based on management's current projections, we believe that we have adequate resources for the maintenance of operations for the foreseeable future. Management may evaluate from time to time the availability of external financing. We may seek additional capital to accelerate growth but there is no guarantee that capital will be available at acceptable terms or at all. While there are no commitments, management may make capital expenditures from time to time as the operations demand.

On July 8, 2002, we received a Letter of Notice from Nasdaq indicating that we were not in compliance with the minimum USD$1.00 per share bid price requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4), and therefore, in accordance with Marketplace Rule 4310(c)(8)(D), were provided with 180 calendar days, or until January 6, 2003, to regain compliance. According to the Nasdaq rule, compliance requires the bid price of our common stock to close at USD$1.00 per share or more for a minimum of ten consecutive trading days before January 6, 2003. Under certain circumstances, to ensure that we can sustain long-term compliance, Nasdaq may require that the closing bid price equals USD$1.00 per share or more for more than ten consecutive trading days before determining on January 6, 2003 that we comply. If we cannot demonstrate compliance by this date, Nasdaq will determine whether we meet one of the three initial listing criteria for The Nasdaq SmallCap Market under MarketPlace Rule 4310(c)(2)(A), by which we may be granted an additional 180 calendar days to demonstrate compliance with respect to our closing bid price. Our closing bid price has been below US$1.00 since July 8, 2002. If Nasdaq determines that we do not qualify for an extension because we do not meet one of the three criteria under MarketPlace Rule 4310(c)(2)(A), we will be provided with written notification that our securities will be delisted. At that time, we may appeal the Staff Determination to delist our securities to a Nasdaq Listing Qualification Panel. During this process, our securities will remain listed and will continue to trade on The Nasdaq SmallCap Market. In the event that our securities are delisted from The Nasdaq SmallCap Market, our securities may continue to trade on the OTC Bulletin Board's (R) electronic quotation system. If our securities are delisted from The Nasdaq SmallCap Market, this may adversely affect the liquidity of our securities, making it more difficult for holders of our common stock to sell their shares.

FORWARD-LOOKING  STATEMENTS

The statements included in this report that are not historical or factual are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). The safe harbor provisions provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, apply to forward-looking statements made by us. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans", "may," "intends, " "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward-looking statements addressing the timing, costs and scope of expansion of operations or investments and other matters contained herein or therein from time to time regarding matters that are not historical facts, are only predictions. No assurance can be given that future results indicated, whether expressed or implied, will be achieved. These forward-looking statements are based upon a variety of assumptions relating to our business, which may or may not be realized. Because of the number and range of the assumptions underlying the forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions will not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Therefore, the actual experience and results that we achieve during the period covered by any particular forward-looking statements may differ substantially from those projected. Consequently, the inclusion of forward-looking statements are not and should not be regarded as a representation by us, or any other person, that these statements will be realized. The actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained in this report will prove to be accurate.

ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

No significant changes in the quantitative and qualitative disclosures about market risk have occurred from the discussion contained in our report on Form 10-K for the year ended December 31, 2001, which was filed with the Commission on March 22, 2002.

ITEM  4:  CONTROLS  AND  PROCEDURES

(a)  EVALUATION  OF  CONTROLS  AND  PROCEDURES

Within  90  days prior to the filing of this report, our Chief Executive Officer
(CEO) and Chief Financial Officer (CFO) performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

(b)  CHANGES  IN  INTERNAL  CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


                           PART II.  OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

As at December 1, 2000, we discontinued lease payments on the San Diego premises due to a number of circumstances. To date, the landlord has not commenced legal action against us. Should the landlord commence legal action against us, the outcome of the proceedings is unknown. The remaining lease payments of $381,254 were accrued in the consolidated financial statements as at December 31, 2000, and a gain will be recognized in the event of a favorable outcome.

The distribution process for .biz domain names has been the subject of litigation in the Los Angeles Superior Court in the State of California. On
August 1, 2001 a lawsuit was brought by David Scott Smiley against NeuLevel, Inc., the .biz registry, the Internet Corporation for Assigned Names and Numbers ("ICANN"), and most of the .biz-accredited registrars, including DomainPeople Inc., one of our wholly-owned subsidiaries. This lawsuit alleges among other things, that the method for assigning domain names during the start-up period for registration of .biz domain names constituted an illegal lottery under California law. The lawsuit seeks a refund of the fees paid to the defendants, additional damages, costs, attorney fees, and an injunction to stop the pre-registrations. NeuLevel has subsequently changed its distribution process in response to this litigation. At this time, DomainPeople Inc. has not been formally served with notice of the legal proceedings and the outcome of the proceedings and the amount of potential damages to DomainPeople Inc. is unknown. However, should the plaintiff prevail in its claim, we may be required to pay damages which could have a material effect on our operating results.

To the knowledge of our officers and directors, there are no other pending legal proceedings or litigation of a material nature and none of its property is the subject of a pending legal proceeding. Further, our officers and directors know of no legal proceedings against NetNation or its property contemplated by any governmental authority.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

None.

(b)  REPORTS  ON  FORM  8-K


On August 15, 2002, we filed a Form 8-K, which contained disclosure under Item 7 (Exhibits) and Item 9 (Other Events and Regulation FD Disclosure).


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NETNATION  COMMUNICATIONS,  INC.

Date:  November  12,  2002                 /s/  Joseph  Kibur
       -----------------------          ----------------------------------------
                                        Joseph  Kibur
                                        Chief  Executive  Officer

Date:  November  12,  2002                 /s/  Calvin  Mah
       -----------------------          ----------------------------------------
                                        Calvin  Mah
                                        Chief  Financial  Officer

                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Joseph  Kibur,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of NetNation Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002                 /s/  Joseph  Kibur
       -----------------------          ----------------------------------------
                                        Joseph  Kibur
                                        Chief  Executive  Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I,  Calvin  Mah,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of NetNation Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002                 /s/  Calvin  Mah
       -----------------------          ----------------------------------------
                                        Calvin  Mah
                                        Chief  Financial  Officer