Form 10-K
period 2002-12-31
NETNATION COMMUNICATIONS INC
filed 2003-02-11
CIK 1091560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended      December 31, 2002
                                              ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition Period from           to
                                                --------    ---------

                     Commission file number:   000-26881
                                            ---------------

                            NETNATION COMMUNICATIONS INC.
                            -----------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 33-0803438
     ---------------------------               ---------------------------
    (State or other jurisdiction                        (I.R.S.
   of incorporation or organization)           Employer Identification No.)

  Suite 1410 - 555 West Hastings Street
   Vancouver, British Columbia, Canada                  V6B 4N6
----------------------------------------           ------------------
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code   (604) 688-8946
                                                         -----------------

Securities registered under Section 12(b) of the Act:
           Title of Class                 Name of exchange on which registered

                None                                     None
----------------------------------------  ------------------------------------

      Securities registered under
        Section 12(g) of the Act:           Common Stock, $0.0001 par value
                                          ------------------------------------
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

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).  Yes        No   X
                                               ---       ---

As of January 30, 2003, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $3,591,665, based on the closing trade reported on the Nasdaq Small Capitalization Market quotation system. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of January 30, 2003, the registrant's outstanding common stock consisted of 15,206,002 shares, $0.0001 par value per share.

Documents incorporated by reference: None

                                    TABLE OF CONTENTS


Part  Item(s)                                                                         Page No.
----  -------                                                                         --------
I          1   Business                                                                4
           2   Properties                                                             25
           3   Legal Proceedings                                                      25
           4   Submission of Matters to a Vote of Security Holders                    26

II         5   Market for Registrant's Common Equity and Related Stockholder Matters  27
           6   Selected Financial Data                                                28
           7   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                30
           7A  Quantitative and Qualitative Disclosure about Market Risk              34
           8   Financial Statements and Supplementary Data                            35
           9   Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                 35

III        10  Directors and Officers of the Registrant                               36
           11  Executive Compensation                                                 39
           12  Security Ownership of Certain Beneficial Owners and Management         43
           13  Certain Relationships and Related Transactions                         44
           14  Controls and Procedures                                                44

IV         15  Exhibits, Financial Statement Schedules and Reports on Form 8-K        46

               Signatures                                                             48
               Certifications                                                         49
               Index to Consolidated Financial Statements                             51

                                     PART I


FORWARD  -LOOKING  STATEMENTS
-----------------------------

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

OTHER MATTERS OF NOTE
---------------------

Unless otherwise indicated or the context otherwise requires, all references herein to "NetNation" or the "Company" are to NetNation Communications, Inc., a Delaware corporation, and its consolidated wholly-owned subsidiaries: NetNation Communications Inc. (the "Canadian Subsidiary"), NetNation Communications (UK) Ltd. (the "U.K. Subsidiary"), NetNation Communications (USA) Inc. (the "U.S. Subsidiary"), and DomainPeople, Inc.

NetNation Communications Inc., NetNation.com, and DomainPeople.com are trademarks or service marks of NetNation Communications, Inc. Other trademarks and tradenames in this Form 10-K are the property of their respective owners.

ITEM  1:  BUSINESS
------------------

                             OVERVIEW OF THE COMPANY

NetNation competes in the web hosting and domain name registration markets and is focused on meeting the needs of small and medium-sized businesses and individuals who are establishing a commercial or informational presence on the Internet. Management organizes its business into web hosting and domain name registration segments for purposes of making operating decisions and assessing performance. Please see Note 10 to the Company's audited financial statements for certain information about the segments.

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

NetNation hosts customer web sites and indirectly provides access to the Internet through its ISPs. NetNation offers a range of basic and enhanced web hosting services to businesses wishing to place their web site on the Internet. These businesses often decide to use a web hosting company in order to avoid the financial cost, time and expertise requirements of hosting the web site and obtaining enhanced services themselves.

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

NetNation has strategically determined not to offer web site design, development, or content services because it is labor intensive and would involve significant human resources and time to service a broad customer base. These "webmaster" functions are typically performed by specialized companies servicing a number of customers. NetNation has developed programs for resellers and affiliates designed to provide incentive for the webmasters to direct their customers to NetNation for web hosting.

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

Domain  Name  Registration

NetNation is an accredited and operational domain name registrar offering domain name registration through its wholly-owned subsidiary, DomainPeople, Inc. This accreditation allows NetNation to register domain names (e.g. top-level domains such as .com, .net, .org, .info, and .biz) for individuals and companies.

A business or individual that wants a personalized web address must first register a domain name (such as "mycompany.com"). Customers can register a domain name initially for a usual minimum one-year period, depending upon the minimum term established for that particular domain. Offering this service provides a marketing advantage as the domain name registration customer may return to NetNation when selecting a web hosting provider. NetNation provides a number of incentives for domain name registration customers to migrate to its web hosting services, in order to obtain the recurring web hosting revenue stream.

Prior to November 30, 1999, registration of .com, .net, and .org domain names was exclusively provided through Network Solutions Inc. The registration fee, formerly payable to Network Solutions Inc., is now received directly by the registrars. Each registrar, in turn, submits a fee of $6 per domain name, per year, to Network Solutions Inc. as its contribution towards the maintenance of a centralized database registry. To expand its domain name registration market share, DomainPeople is forming alliances and is private labeling domain name registration services for ISPs and other Internet companies worldwide, as well as offering the new top level domain names as they become available through the various registries.


                                  ORGANIZATION

NetNation Communications Inc., the parent public company, was incorporated under the laws of the State of Delaware on May 7, 1998, under the name Collectibles Entertainment Inc. ("Collectibles"), for the purpose of operating an online sports card and other tradeable memorabilia distribution business. Collectibles changed its name to NetNation Communications Inc. on April 14, 1999, in conjunction with the acquisition of a web site hosting business based in Vancouver, Canada. As of the date of this report, the common shares of NetNation trade on the Nasdaq Small Capitalization Market under the ticker symbol "NNCI".

NetNation has three wholly-owned subsidiaries: NetNation Communications Inc., DomainPeople, Inc.; and NetNation Communications (USA) Inc.

NetNation entered into the web hosting business through its Canadian subsidiary. The Canadian Subsidiary is a private company incorporated under the laws of the Province of British Columbia, Canada on February 19, 1997. The Canadian Subsidiary became a wholly-owned subsidiary on April 7, 1999, pursuant to an agreement between the shareholders of the Canadian Subsidiary and Collectibles (the "Share Purchase Agreement"). Pursuant to the Share Purchase Agreement,
Collectibles acquired 9,000,000 Class A common shares and 1,000,000 Class B preferred shares of the Canadian Subsidiary, being all of the issued and outstanding shares of the Canadian Subsidiary. The purchase price for the shares of the Canadian Subsidiary was $1,000,000 in Canadian currency, which was paid by the issuance of 10,000,000 common shares of Collectibles. Upon conclusion of the acquisition, Collectibles changed its name to NetNation. As of the date of this report, NetNation conducts all of its web hosting operations through its Canadian subsidiary.

NetNation has a wholly-owned subsidiary in the United States, DomainPeople, Inc., a company incorporated under the laws of the State of Delaware on November 24, 1999. DomainPeople was incorporated to encompass the Company's Domain Name Registration business.

NetNation has a wholly-owned subsidiary in the United States, NetNation Communications (USA) Inc., a company incorporated under the laws of the State of Delaware on October 20, 1999. The US Subsidiary was incorporated to facilitate NetNation's U.S. operations. NetNation Communications (USA) Inc. is currently inactive.

NetNation Communications UK Ltd. ceased operations in November 2001. Customers in Europe are now being serviced from the Company's Vancouver headquarters; since the Company's inception, all customers have been serviced from a technical perspective by NetNation's customer service and technical support staff from its Vancouver facility.

                                   BACKGROUND

Web Hosting

During 2002, NetNation derived 67% of its revenue from its web hosting services. Web hosting, which is sometimes referred to as "web site outsourcing", involves the rental of computer infrastructure space. The infrastructure consists of computer hardware, referred to as "servers", and computer software. The hardware and software facilitate the connection of customers' web sites to the Internet. In addition to the basic infrastructure, web hosting companies may also provide customer support services and access to additional services such as the enabling of commercial transactions on the Internet. These additional services, which are essentially software packages, may be developed directly by the web hosting company or obtained under license from third parties.

According to research firm IDC, the web hosting market in 2001 was $4.8 billion and is projected to grow to $16.2 billion in 2005. The small-to-medium hosting segment, where NetNation mainly competes, represents an estimated 50% of the total market. The hosting market is serviced by roughly 25,000 hosting companies as at January 2003, according to HostCount.

To begin using a web hosting service, a customer would register and pay for a domain name and would set up an account with NetNation for web hosting services. The customer would pay the initial setup fee for the web hosting service and then pay a recurring monthly fee. A customer would then provide its web site to NetNation for placement on a computer server, which in turn is connected to the Internet through an ISP. Customers can also transfer or migrate an existing web site to NetNation's web hosting service. If the customer has a commercial web site, NetNation can assist the customer in meeting its commercial objectives by making available services that enable commercial transactions over the Internet such as shopping cart software and credit card merchant accounts available through our partners.

Typical customers of web hosting companies consist of small and medium-sized businesses that wish to have a web site on the Internet without incurring the costs and time delays involved with developing, maintaining and updating a web presence on their own. The web site is an informational or an informational/commercial tool for these customers. In addition to small and medium-sized businesses, web hosting services may be purchased by resellers that will resell the services in connection with their own web related services.

NetNation can host a customer's web site on NetNation's shared hosting computer infrastructure for a basic monthly fee ranging from $13-$175. The fee entitles a customer to basic services, including disk data storage space on NetNation's server, the ability to receive and transmit data over the Internet, 24-hour customer support, e-mail access, and e-mail forwarding capabilities. Additional services available for an extra charge include, for example, the ability to add security to data transmissions, to carry out financial transactions over the Internet, to track and send orders, to give a receipt for purchases made through customer's web site, and to add audio/video capabilities. Additional information on the services offered by NetNation is described under the section entitled "NetNation's Products and Services".

NetNation believes that the Internet continues to represent a growing and substantial opportunity for businesses or organizations that wish to interact in innovative ways with offices, employees, customers, suppliers and partners around the globe. Both small and large businesses are recognizing their increasing need to take advantage of the Internet by establishing web sites. As a result, reliable web site hosting services and enhanced services are increasingly critical to most mainstream businesses. Due to this ever-growing importance, many businesses are outsourcing these functions in order to ensure reliability, scalability for rapid growth, sophisticated performance monitoring and expert management.

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

Domain Name Registration

During 2002, NetNation derived 33% of its revenue from providing domain name registration. A business or individual that wants a personalized web address must first register a domain name (such as "mycompany.com"). Customers can register a domain name initially for a usual minimum one year period, depending upon the minimum term established for that particular domain. When the registration term is completed, NetNation can renew the customer's domain name for them. Customers can also transfer their existing domain name registration to NetNation and renew subsequent terms with NetNation.

According to the "State of the Domain" report for Q3 2002 provided by SnapNames.com, the number of total registrations for generic top level domain names (.com, .net, .org, .info, .biz, and .name) as at September 30, 2002 was approximately 29 million. NetNation's share of this market is 0.50%.

                                BUSINESS STRATEGY

NetNation has targeted the North American small and medium-sized business markets as management believes that this market will continue to grow. According to research firm IDC, the web hosting market is projected to grow from $4.8 billion in 2001 to $16.2 billion in 2005. And the small and medium hosting segment is estimated to represent about 50% of the total hosting market and has continued to experience growth. This growth in the small and medium hosting market is due to small office/home office, or SOHO-based companies seeing the need to launch their own business presence on the Internet.

The geographic location of the market for web hosting services is worldwide. In 2003, efforts to penetrate international and domestic markets will be augmented by developing strategic partnerships, and reseller networks that have experience in local markets, and will serve to offset the expense of marketing to end users. In addition, focusing on a wider range of services is vital to provide more of a complete solution to both resellers and end-users.

To date, NetNation has primarily utilized print, marketing agreements with other online service providers, online media, trade shows, and co-marketing with creators of web site creation/authoring tools, to effect its marketing plan. As the company continues to assess the efficacy of its marketing expenditures, it will allocate more resources to advertising with measurable results such as search engine optimization and keyword buying, rather than solely on print media.

NetNation's market for domain name registration consists of retail customers and resellers. Roughly three quarters of NetNation's domain name sales are through resellers. Resellers can set up a branded reseller account where they resell NetNation's domain name registration services under their own name. Under this arrangement, the reseller purchases domain names from NetNation at a discount and resells the domain name at a price that they set. Under this arrangement, NetNation collects the domain name registration fees from the end customer and remits the difference between those fees and the reseller's discounted price to the reseller. Resellers can also sell domain names under NetNation's wholly-owned subsidiary, DomainPeople's name. Under this arrangement, the reseller purchases domain names from NetNation at a discount and resells the domain name at a price that they set and collects the domain name registration fee directly from the end customer. The reseller remits the domain name registration cost to NetNation. Again, the geographic location of this market, domain name registration, is worldwide but the main market we service is North America. The marketing vehicles for domain name registration consist of online advertising, print advertising, and search engine optimization.

During 2002, NetNation's wholly owned subsidiary DomainPeople, Inc. completed development of a unique and sophisticated brand-able domain reseller application. This application is designed for multi-tiered resellers and therefore is ideally suited for international distributors, and large domestic ones. Accordingly, DomainPeople will focus much of its efforts on the reseller channels. Part of this strategy will include targeted print media to industry and country specific publications and periodicals, personal selling, and online advertising. Also, two new extensions: .CN (China) and .PRO will be released during 2003, and it is anticipated that DomainPeople's revenues will increase with these introductions.

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

4. Enhanced services: These services permit a customer with a web site to add features to that web site such as audio/video, online commerce capabilities, e-mail and various other features.

5. Managed services: These services are an expansion of our dedicated server web site hosting and is for the high-end corporate customer. These services can be customized for the particular customer and can be configured to completely outsource the customer's entire web site infrastructure and technical support and maintenance.

Domain  name  registration

NetNation's ICANN accreditation and operational status allows for the registration of domain names (e.g. top-level domains such as .com, .net, .org, ..info, .biz, and .name) for individuals and companies.

In addition to providing web hosting and domain name registration services directly to its customers, NetNation also offers these services for resale by third parties.

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

NetNation supports the following platforms and operating systems:

     Intel based servers
     Sun servers
     Red Hat Linux
     Windows NT 4.0 and Windows 2000
     Apache web server
     Microsoft IIS

NetNation has developed a set of utilities for its customers called Account Manager. Account Manager is a proprietary account interface tool that enhances a customer's web site control and management capabilities. For example, customers can use Account Manager to change passwords, set e-mail forwarding options, and view web site statistics without the need to converse directly with NetNation staff.

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

Server  Co-location

Server Co-location is the service of providing a physical space on NetNation's premises where customers can place their own server while sharing NetNation's Internet connectivity, network infrastructure, and physical security. This type of service is useful for those customers that do not want to share server resources with other customers in a hosted environment and have their own equipment. A typical candidate for server co-location would be someone that requires professional data center infrastructure with fast connectivity and high-level data center security. Co-located servers can be managed by NetNation or by the customer using remote access software. Customers outsourcing these services are often able to reduce expenses and eliminate many of the problems associated with running web sites, particularly large ones, in their own facilities.

Enhanced  Services

Due to the rapid evolution of web-based services, NetNation is continually exploring complementary and new services targeted at the needs of its current and prospective customers. Other industry specific web hosting activities include audio and video streaming, and electronic commerce solutions, which are currently offered by NetNation. Current areas of new product focus include expanded electronic commerce products, simplified web site development and creation tools, and automated marketing services. Most of NetNation's service packages are a combination of software licensed from third parties and enabling/facilitating software that is developed in-house at NetNation.

NetNation provides electronic commerce solutions to allow businesses to develop and maintain online storefronts, which may replicate many of the features, products, services, payment methods, delivery options etc. offered by land-based businesses. Dependent on the level of complexity and their specific needs, businesses can choose online commerce solutions ranging from simple online catalogues to complex full-featured interactive online stores. These commerce solutions are distinguished from web site development, in that they are packaged solutions that are available from a web host. Some modification may be required by the user to ensure the application is specific to the business. Web site development, which NetNation does not provide, instead concentrates on the physical appearance of the entire web site, including graphics, color, typestyles, text, layering of pages, placement of icons, and other similar issues.

Using NetNation's enhanced services, its web hosting customers can construct customized online storefronts with integrated end-to-end sales process support and automated payment systems. For an initial setup fee and a subsequent monthly fee, NetNation offers several packages that support online commerce which includes "shopping cart" software. The packages are available to both UNIX and Windows 2000 users. A "shopping cart" refers to a program that allows a business to implement an online storefront by enabling tracking and sending of orders made through the web site and giving a customer a receipt for purchases made through the web site.

Managed  services

These services are an expansion and extension of our dedicated server web site hosting and are targeted at the high-end corporate customer. These services can be customized for the particular customer and can be configured to completely outsource the customer's entire web site infrastructure and technical support and maintenance. Services provided can include increased security, firewalls, data backup, special reporting, load balancing, monitoring, virus scanning, e-mail server and domain name server and FTP server configuration and maintenance, and business protection services. Typically a customer would have a longer term contract and there would be service level agreements which specify the exact level of service or "up-time" agreed upon.

Domain  Name  Registration

Every individual or business entity desiring a web site address must first register a domain name that will serve as the basis for their personalized web site address through which users of the Internet can connect to their web site. In May 1999, NetNation was selected as an official registrar of domain names by ICANN. Prior to then, Network Solutions Inc. held sole authority to register top-level domain names ("TLDs") ending in .com, .net and .org. NetNation became operational as a domain name registrar in December of 1999. As at December 31, 2002, the Company had registered approximately 397,000 Internet domain names. The domain name registration service also provides NetNation with leads to market its web hosting services.

Reseller  Services

These services consist of web hosting and domain name registration services that can be resold by third parties. NetNation works with a variety of resellers who are typically web developers and system integrators. These resellers do not offer web hosting services themselves and see web hosting as a complementary service they can offer as a reseller of NetNation's services. NetNation also offers a referral agent program whereby referral agents are compensated for referring customers to NetNation's web hosting services. Referral agents do not provide technical support for web hosting.

Another type of reseller relationship is offered for domain name registration. NetNation, through its wholly-owned subsidiary DomainPeople, is currently providing a private label domain search and registration service, using NetNation's proprietary "Smart Whois" service (http://www.swhois.com). Customers visiting the reseller's web site would not be aware that back-end is linked to NetNation's servers in completing the service. The revenue generated from the registration of domain names using this service is shared. The advantage to the reseller is the ability to offer domain name registrations without having to develop and maintain the technical and administrative infrastructure.

                         MARKETING AND PUBLIC RELATIONS

NetNation's marketing and public relations teams are responsible for integrated marketing communications, competitive market research, product and service planning, advertising and public relations.

In 2002, NetNation primarily utilized a combination of print and online media to promote its products and services. The Company placed print advertising in major business and technical publications to reach its target markets. Some of the publications in which NetNation advertises are PC magazine, PC World, Small Business Computing, Windows 2000, Linux Journal, the Computer Paper, Hosting Tech, and Silicon

Valley North. In 2002, NetNation allocated approximately 37% of its total advertising budget to print advertising.

The Company's online marketing program consists of the purchase of targeted keywords on search engines and directories, web banner advertisements, as well as web site sponsorships and search engine optimization strategies. The Company allocated approximately 40% of its total advertising budget to online advertising in 2002. NetNation also utilized other marketing vehicles to promote its products and services, including direct marketing, trade shows, event sponsorship, collateral sales materials and the Company's web site.

                             DISTRIBUTION AND SALES

NetNation sells its products and services directly to existing and potential customers and indirectly through resellers. Direct sales are generated through the use of traditional media and online marketing campaigns. Indirect sales are generated from NetNation's resellers in various countries. The resellers attract customers to NetNation because the potential customer has already developed an Internet-based business relationship with the reseller.

NetNation  hosts  approximately  23,000  websites  for  customers  in  over  120 countries  as  of  December  31,  2002.  For  the  year ended December 31, 2002,
Canadian customers comprised 45% of the total web hosting customer base, followed by the United States at 41%, and all other countries, the majority in Europe, combined at 14%.

Direct  Sales

At present, NetNation generates most of its new web hosting accounts from online orders on its web site, and inbound sales calls in its tele-sales center, all generated by its traditional media and online advertising campaigns, as well as outbound sales calls. NetNation's web site enables customer orders around the clock and its automated voice mail system allows sales calls to be captured 24 hours a day. NetNation's sales force includes outbound sales and specialized sales personnel for dedicated and co-located hosting and domain name registration services.

Resellers

NetNation has a network of resellers in various countries that resell NetNation's services. Most of these resellers base their businesses on selling web page design, integration and consulting services. NetNation's Reseller Program was designed for these webmasters, consultants and other resellers that wish to offer web hosting services as a value added service in their particular market. The resellers are responsible for maintaining customer relationships, technical support, customer billing, and the provision of value-added services such as web page design and system integration. When a customer of the reseller requests a particular set of services configured with a specific web site package, the reseller arranges with NetNation to provide the bundled web hosting package to the customer. The reseller then buys the web hosting services from NetNation at a discount from retail and resells the services to their customers as a complete package. Resellers set their own price, marketing and technical support policy that is best suited to the market that they are serving. In order to terminate a reseller relationship, the reseller must typically give 30 days notice.

Another type of reseller relationship is offered for domain name registration. NetNation, through its wholly-owned subsidiary DomainPeople, is currently providing a private label domain search and registration service, using NetNation's proprietary "Smart Whois" service (http://www.swhois.com). Customers visiting the reseller's web site would not be aware that back-end is linked to NetNation's servers in completing the service. The revenue generated from the registration of domain names using this service is shared. The advantage to the reseller is the ability to offer domain name registrations without having to develop and maintain the technical and administrative infrastructure.

Affiliate  Program

NetNation has initiated a Referral Affiliate Program whereby independent Referral Agents can refer customers to NetNation's shared web hosting services and earn commissions. Referral Agents can be web developers, IT consultants, computer retailers, or just someone who has access to a network of people who have customers who have or want web sites. Once a Referral Agent is qualified, they have access to a product page listing all of our shared hosting packages which seamlessly integrates with the Referral Agent's web site. This product page is linked directly to NetNation's order form. The Referral Agent promotes the service to its customers and NetNation provides the billing and customer support.

                                CUSTOMER SERVICE

NetNation uses online and automated customer support through its web site and online "frequently asked questions" (FAQs) feature. These online services are in addition to NetNation's technical support staff who are accessible via telephone or email 24 hours per day, 7 days per week. Technical support staff are responsible for helping customers with their web site hosting accounts, web page setup and transfer, and use of the various online web site management tools that NetNation provides.

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

Web Site Hosting Platform

NetNation attempts to balance and limit the number of web site customers per server to ensure high quality service levels. Even though industry standard web servers can support multiple web sites on a single machine, the ability to manage large numbers of sites is difficult and requires significant technological innovation. NetNation has expended significant resources developing technology and tools to efficiently manage a high ratio of customers to servers and to simultaneously monitor service quality. Although NetNation can service over 3,000 simultaneous web sites on a single server, it generally limits the number of web sites to approximately 2,000 or less per server.

NetNation has the capability to accommodate most hardware/software configurations that prospective customers may have. NetNation uses open source software and has developed enhancements to provide maximum functionality, scalability and performance. NetNation uses standard technologies such as the Linux operating system, Apache web server software, Exim mail server, and PowerDNS domain name server. Some of the technological barriers that NetNation has overcome include the development of new routers to replace some of our Cisco enterprise equipment.

NetNation has developed Account Manager which provides account management features including email management, web statistics, in house bandwidth usage tracking, integrated ticketing system, multi level access control, and password management, and is fully brand-able for reseller usage. Account Manager is constantly being improved to enhance customer service and to ensure high levels of scalability as additional servers and customers are added. This same system is provided to all of our hosting customers to manage their hosting accounts.

Network  Operations

The provision of quality service is of the utmost importance to NetNation's business. Accordingly, NetNation invests significant resources into building a scalable network infrastructure. Wherever feasible, NetNation makes its network fault tolerant with redundant equipment. Such actions include standby equipment to handle additional capacity if a server has to be replaced for such reasons as malfunction of a hard drive or software. The redundancy allows for operations to continue as efficiently as possible although a particular piece of equipment has failed. Another instance of failure can occur when power to a server is interrupted. In this situation, NetNation's emergency backup power would automatically operate to allow the service to continue with minimal or no interruption. The availability of redundancy of equipment or excess capacity allows for the alternative processing of data until the defective equipment or software can be replaced or repaired. These measures, along with continual monitoring, are designed to help minimize down time and provide early identification of potential sources of failure. However, NetNation's network is currently subject to various single points of failure, and a problem with one of NetNation's routers or switches could cause an interruption in the services provided by NetNation to a portion of its customers. NetNation has, in the past, experienced periodic interruptions in service ranging from 2 minutes to 3 hours, totaling between 20 and 24 hours a year. Although these interruptions were of short duration, they did occur and the extent of future interruptions is indeterminable. The interruptions had no significant impact on the business of NetNation.

At December 31, 2002, the Company had one data center, located in Vancouver, Canada. The Company does not have redundancy with respect to its data center's connectivity to the Internet in the event of a general failure of Internet infrastructure in the Vancouver area, due, for example, to earthquake or terrorist attack and the Company has no formal disaster recovery plan.

                                   COMPETITION

The markets for web hosting and domain name registration services are very competitive. It is estimated that there are over 25,000 web hosting service providers in the world. The majority of them are very small and run by programmers or other technical people. Others are ISPs that offer limited web site hosting as an add-on service to their dial-up web access services. There are approximately 160 accredited registrars of top-level domain names worldwide.

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

The principal competitive factors in this market include:

a)   efficient,  available  customer  service  and  technical  support;
b)   quality  and  reliability  of  service;
c) network capability and scalability (scalability refers to the ability of the hardware and software to support increasingly larger or more complex web site requirements of customers);
d)   pricing  of  services;
e)   brand  name  recognition;
f) breadth of products and services offered and the timely introduction thereof;
g)   technical  and  engineering  expertise;
h)   network  security;
i)   maintenance  and  expansion  of  marketing  distribution  channels;
j)   financial  resources;
k)   cost  of  labor,  bandwidth,  computer  infrastructure, and other expenses;
l)   attraction  and  retention  of  key  technical  and  managerial  personnel;
m)   location  of  data  centers;
n)   development  of  a  broad  international  presence;  and
o)   compliance  with  and  the  leveraging  of  industry  standards.

NetNation considers that most web hosting competitors fit into two major groupings, each having its own set of competitive strengths and weaknesses. The first grouping, and most obvious of NetNation's direct competitors, are the large telephone and cable companies. NetNation believes that because of their large corporate size, it takes these competitors much longer to develop and incorporate new features into their hosting services and to offer those services at a competitive price without subsidizing the pricing. As a result, NetNation believes that by careful attention to its cost structure and rapid response to market demand for new features, it can effectively compete with larger and more financially secure companies, both in services provided and on price. These competitors also have strengths which includes being better financed, having access to existing customers that they can cross-sell to, having larger marketing budgets, and having better brand recognition among the general public.

The second major type of competitors are the pure web site hosting companies. NetNation believes that some of these companies may have insufficient resources, inadequate infrastructure, insufficient Internet connectivity, and/or inadequate technical support. These companies may have congested network servers and slow Internet connectivity causing delays in web site access and upload. The smaller of these companies may not have scalable systems that can respond quickly to their customers' growth requirements and may not be capable of supporting large numbers of new customers. NetNation is aware that some of its customers came to NetNation as a result of experiencing an inadequate level of service from a competitor. While some of these pure web site hosting companies may face these competitive deficiencies, there are a number of larger web site hosting companies that have shown the ability to compete effectively., The ability of NetNation to compete with these companies over time is unproven.

NetNation believes the following aspects of its various service solutions provide a competitive advantage in obtaining and retaining customers.

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

Large number of service options. NetNation's services range from domain name registration to sophisticated managed web hosting offerings. In 2002, 67% of NetNation's revenues were generated by web site hosting services. This includes a number of fee based Internet enhancement services. These enhanced services include electronic commerce solutions for the Web, expanded data storage and data bandwidth options, web site to database interfaces, multimedia support tools for applications such as RealAudio and RealVideo, security, backup, load balancing, and monitoring. NetNation also offers the ability for customers to co-locate their web servers on NetNation's secure premises and gain access to technical support services, expertise, and Internet connectivity.

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

Customer Support. Through its standardized systems, NetNation has the ability to rapidly deploy customer web sites. Most of this process is automated and does not require the extensive involvement of any NetNation personnel. NetNation believes it has developed an efficient system of support and related customer services via e-mail or telephone through NetNation's technical service group. Live customer support services are available 24 hours per day, 7 days per week.

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

NetNation believes the following are some of the disadvantages it faces in competing in this market.

Location. Some web site hosting customers have the need or desire to have their site hosted in a location close to their own location. This is especially true for co-location and higher end service customers.

Brand recognition in local market. NetNation advertises mainly in North America in national publications and online and in Vancouver while local providers in other cities may have better brand recognition in their local market because they advertise locally and are part of the local community.

Suite of services provided may be lacking in areas. Some customers may require certain services that we do not currently offer and may go to another provider who provide those specific services.

Pricing. NetNation does not compete on price as our business model has been to provide good quality service at a competitive price but not necessarily at the lowest price in the market. Many competitors offer their web hosting services at prices lower than ours.

Competition in the domain name registration services industry will intensify as the number of entrants into the market increases. As at December 31, 2002, ICANN had accredited almost 160 competitive registrars, including NetNation, to register domain names in the .com, .net, .org, .info, .biz, and .name domains. NetNation faces substantial competition from competitive registrars and others in that:

     - accredited registrars that are not currently registering domain names may begin to do so in the near future;
     - companies that are not accredited registrars may offer domain name registrations through a competing accredited registrar's system; and
     - ICANN may accredit new registrars to register domain names in the .com, .net, .org, .info, and .biz domains.

The Company faces competition from other competitive registrars and others in the domain name registration industry who may have longer operating histories, greater name recognition or greater resources. Competitors in the domain name registration industry include companies with strong brand recognition and Internet industry experience, such as major telecommunications firms, cable companies, ISPs, web hosting providers, Internet portals, systems integrators, consulting firms and other registrars. Many of these companies also possess core capabilities to deliver ancillary services, such as customer service, billing services and network management. NetNation's market position could be harmed by any of these existing or future competitors.

Competition in the domain name registration industry has resulted in NetNation lowering prices to its customers. Further price reductions may be required. In addition, some of NetNation's competitors are offering domain name registrations for free and derive their revenues from other sources.

                           TREND TOWARD CONSOLIDATION

Most of the pure web hosting service providers are small businesses. Many of the larger pure web hosting service providers have annual revenues only in the $5 million to $25 million range. As the industry matures, certain providers may also seek to use acquisitions and the corresponding economies of scale they can achieve as a competitive tool. Although recent financial market conditions have not favored a trend toward consolidation in the industry, management believes that a change in economic conditions could lead to consolidation activity in the industry. From time to time management has evaluated whether business combinations would be in the best interest of the shareholders. Management has never received competing competitive bona fide proposals and has never reached any definitive agreement for a business combination.

                             GOVERNMENT REGULATIONS

Only a small body of laws and regulations currently apply specifically to content of, access to, or commerce on, the Internet. It is possible that laws and regulations with respect to the Internet may be adopted by governments in any of the jurisdictions in which NetNation can sell its products, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. The nature of future legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, future legislation could subject NetNation and/or its customers to potential liability. The adoption of any such laws or regulations might slow the growth of the Internet, which in turn could decrease the demand for the services of NetNation or increase the cost of doing business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for the services of NetNation or increase the cost of doing business as a result of costs of litigation or increased service delivery costs. In addition, because NetNation's services are available over the Internet virtually worldwide, and because NetNation facilitates sales by its customers to end users located in multiple provinces, states and foreign countries, such jurisdictions may claim that NetNation is required to qualify to do business as a foreign corporation in each such state/province or that NetNation has a permanent establishment in each such foreign country. Failure by NetNation to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject NetNation to taxes and penalties for failure to qualify and could result in the inability of NetNation to enforce contracts in such jurisdictions.

NetNation is not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, it may become subject to regulation by the FCC or another regulatory agency.

NetNation does not currently collect sales or other taxes with respect to the sale of services or products in states and countries where NetNation believes it is not required to do so. NetNation does collect sales and other taxes in the states and countries in which NetNation has offices and is required by law to do so. Currently, NetNation collects federal taxes and provincial taxes in Canada where applicable.

It is possible that the U.S. or any other jurisdiction may impose taxes on Internet based commerce. The materiality of such taxes on the results of operations cannot be determined by the Company at this time. The growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. If NetNation becomes subject to claims that NetNation has violated any laws, even if NetNation successfully defends against these claims, the business could suffer. Moreover, new laws may impose restrictions on NetNation's ability to follow current business practices or increase its costs of doing business.

                            RESEARCH AND DEVELOPMENT

NetNation has spent approximately $231,000, $200,000, and $269,000 on company-sponsored in-house research and development in 2002, 2001, and 2000 respectively.

                            ENVIRONMENTAL COMPLIANCE

Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of NetNation and its subsidiaries.

                                    EMPLOYEES

As at December 31, 2002, NetNation had 72 employees. All employees are required to enter into an employment agreement that contains industry standard terms for the protection of proprietary interests, confidentiality, and non-competition terms.

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

                                  RISK FACTORS

Limited Operating History

NetNation has only been operating since February 1997. As a result, the NetNation business model is still in an evolving stage. The limited operating history means NetNation does not have the benefit of the many years of experience that some other companies have and can use to modify their business plans and optimize their business strategies. The ability of NetNation to sustain revenue and income, in the future, is unproven. Therefore NetNation's limited operating history makes an evaluation of NetNation and its prospects difficult. See "Management's Discussion and Analysis" in this Form 10-K. This difficulty in evaluating NetNation's prospects may result in stock price volatility, including dramatic price drops that could cause investor losses.

Future Losses

The web hosting industry is a new industry and NetNation cannot predict whether its current business model will continue to enjoy acceptance from either a pricing or service-level standpoint. The Company may incur losses and generate negative operating cash flows in the future. The extent to which negative cash flow will occur depends upon a number of factors, including the following:

     -    the  ability to maintain or generate increased revenues and cash flow;
     -    the  number,  size, and timing of any investments and/or acquisitions;
     - the expense and time required to integrate any future acquired operations;
     -    the  time  and  effort required to capture operating efficiencies; and
     - potential regulatory developments that may apply to NetNation's operations.

If NetNation suffers negative cash flow in the future, some investors might sell their shares resulting in a decrease in the price of its stock that would cause losses for investors who did not sell. NetNation also might find it difficult to raise capital to continue its business on acceptable terms, if at all.

Industry  Risks

NetNation and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the rapidly evolving market for web hosting, domain name registration, and related enhanced Internet services. To address these risks, NetNation must market its services and build its brand names effectively, provide scalable, reliable and cost-effective services, continue to grow its infrastructure to accommodate additional customers and increased use of its network bandwidth as needed, expand its channels of distribution, continue to respond to competitive developments, and retain and motivate qualified personnel. If NetNation does not manage these risks, it may not sustain revenue growth and profitability in future quarterly or annual periods, which could result in a decrease in the price of its stock that could cause losses for investors.

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

     Controllable  Factors

     a)   introductions  of  products  or  services  by  NetNation;
     b)   the  mix  of  services  sold  by  NetNation;
     c)   the  timing  and  magnitude  of  changes  in  the  employee  group;
     d)   changes  in  the  pricing  policies  of  NetNation;  and
     e) the timing and magnitude of expenditures on advertising, marketing, and promotion.

     Non-controllable  Factors

     a)   demand  for  and  market  acceptance  of  NetNation's  services;
     b)   introductions  of  products  or  services  by NetNation's competitors;
     c)   reliable  continuity  of  service  and  network  availability;
     d)   the  ability  to  increase  bandwidth  as  necessary;
     e) the introduction by third parties of new Internet and networking technologies;
     f)   increased  competition  in  NetNation's  markets;
     j)   changes  in  the  pricing  policies  of  NetNation's  competitors; and
     k)   fluctuations  in  bandwidth  and  other  resources  used by customers.

NetNation's committed costs pertaining to premises, communication and wages account for approximately 50% of total expenses for the foreseeable short term. Absorbing these costs within the short term as well as variable marketing expenses, and maintaining efficient operations means that NetNation's earnings would be particularly sensitive to fluctuations in revenues. If NetNation was unable to continue using third-party products in NetNation's services offerings, NetNation's service development costs could increase significantly. For these and other reasons, in some future quarters, NetNation's results of operations may not meet or exceed the expectations of the investors, which may result in stock price volatility, including dramatic price drops that could cause investor losses.

Dependence Upon New Markets; Uncertainty of Acceptance of Services

The markets for web site hosting, domain name registration, and related enhanced Internet services have only begun to develop in the past few years and are evolving rapidly. There is significant uncertainty regarding whether these markets ultimately will prove to be viable over the long term or, if they prove viable, whether they will continue to grow. NetNation's future growth, if any, will depend upon the willingness of businesses to outsource web site hosting services and NetNation's ability to market its services in a cost-effective manner to a sufficiently large number of customers. The market for NetNation's services may not develop further, NetNation's services may not be more widely adopted, and significant numbers of businesses or organizations may not use the Internet for commerce and communication. In addition, to be successful in this market, NetNation must be able to differentiate itself from its competition through its service offerings and brand recognition. NetNation may not be successful in differentiating itself or achieving market acceptance of its services and may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. If NetNation does not succeed for any of these reasons, its stock price could decline and cause losses for investors or it could be forced to liquidate resulting in a total loss for investors

Highly Competitive Markets With Few Barriers to Entry

The markets served by NetNation are highly competitive and are becoming more so. There are few substantial barriers to entry, and NetNation expects that it will face additional competition from existing competitors and new market entrants in the future.

NetNation may not have the resources, expertise or other competitive factors to compete successfully in the future. Some of NetNation's most likely long-term competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than NetNation. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more rapidly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than can NetNation. In addition, these competitors have entered and will likely continue to enter into joint ventures or consortiums to provide additional services competitive with those provided by NetNation. If NetNation is unable to compete effectively in its markets, its stock price could decline and cause losses for investors or it could be forced to liquidate resulting in a total loss for investors.

Continued Growth May Strain Resources

NetNation has experienced growth but the pace of growth has slowed in the past two years. Growth has placed, and future growth may continue to place, a significant strain on the Company's managerial, operating, financial and other resources. The Company's recent modest revenue growth comes at the same time that the Company has reduced its headcount, mainly through attrition. The combination of modest growth with work force reductions requires significant time commitments from the Company's senior management and places a strain on their ability to manage the existing business. The Company also may be required to manage multiple relationships with third parties as the Company's value-added service offerings, including web hosting, are expanded. Future performance will depend, in part, upon NetNation's ability to manage this growth effectively. To that end, the Company will have to undertake the following improvements, among others:

     -    implement additional management information systems capabilities;

     - further develop operating, administrative and financial and accounting systems and controls;

     - improve coordination between engineering, accounting, finance, marketing and operations; and

     -    hire and train additional personnel as needed.

In addition, if the Company cannot obtain external capital resources, its ability to grow rapidly in response to market opportunities may be significantly undermined.

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

Increased Domain Name Registration Competition

Competition in the domain name registration industry has resulted in the lowering of prices to NetNation's customers. Further price reductions may be required. In addition, some of NetNation's competitors are offering domain name registrations for free and derive their revenues from other sources. Reducing the prices NetNation charges for domain name registration services in order to remain competitive could materially adversely affect the Company's results of operations.

Maintenance of ICANN Accreditation

NetNation needs to be an ICANN-accredited registrar in order to register domain names in the .com, .net, .org, .info, .biz, and .name domains. The Company's current ICANN accreditation agreement, through DomainPeople, Inc., a wholly-owned subsidiary of NetNation, expires on August 16, 2005. While NetNation anticipates that ICANN will renew this agreement when it expires, there is no assurance that it will do so. In 2002, NetNation derived 33% of its revenue from domain name registration services. If ICANN does not renew the Company's accreditation when it expires, NetNation's business, financial condition and results of operations would be materially adversely affected in the future.

Dependence Upon Network Infrastructure

NetNation's success will depend upon the capacity, scalability, reliability and security of its network infrastructure, including the capacity leased from Group Telecom, Peer1 Network, Big Pipe, and WorldCom, its telecommunications network suppliers. NetNation is dependent on such companies to maintain the operational integrity of their telecommunications networks. Therefore, NetNation's operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers in a consolidated market. In the event of a material increase in pricing or decrease in telecommunications capacity available to NetNation, if NetNation were unable either to access alternative networks on a cost-effective basis to distribute its customers' content or to pass through any additional costs of utilizing existing or alternative networks to its customers, NetNation's business, results of operations and financial condition could be materially adversely affected, which could result in a decrease in the price of its stock that could cause losses for investors.

Dependence Upon the Internet and Internet Infrastructure Development

NetNation's success will depend largely upon continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for NetNation's services. The adoption of the Internet for information retrieval and exchange, commerce and communications, particularly by those enterprises that have historically relied upon alternative means of information gathering, commerce and communications, generally will require the acceptance of a new medium of conducting business and exchanging information. Demand and market acceptance of the Internet are subject to a high level of uncertainty and depend upon a number of factors, including the growth in consumer access to and acceptance of new interactive technologies, the development of technologies that facilitate interactive communication between organizations and targeted audiences, and increases in the speed of user access. If the Internet, as a commercial or business medium, fails to develop further, or develops more slowly than expected, NetNation's business, results of operations, and financial condition could be materially adversely affected, which could result in a decrease in the price of its stock that could cause losses for investors.

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

NetNation believes that its ability to compete successfully also depends upon the continued compatibility and interoperability of its services with products offered by various vendors. Enhanced or newly developed third party products may not be compatible with NetNation's infrastructure, and such products may not adequately address the needs of NetNation's customers. Although NetNation currently intends to support emerging standards, industry standards may not be established, and even if they are established, NetNation may not be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. The failure of NetNation to conform to the prevailing standard, or the failure of a common standard to emerge, could have a material adverse effect on NetNation's business, results of operations and financial condition. In addition, products, services or technologies developed by others could render NetNation's services noncompetitive or obsolete, which could result in a decrease in the price of its stock that could cause losses for investors.

System Security Risks

A significant barrier to electronic commerce and communications is the need for secure transmission of confidential information over public networks. Certain of NetNation's services rely on security technology licensed from third parties to provide the encryption and authentication necessary to effect secure transmission of confidential information. Unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. NetNation has in the past experienced minor delays or interruptions in service as a result of the accidental and intentional actions of Internet users or "hackers", and may in the future experience such interruptions because of the same actions. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information, such as credit card and bank account numbers, stored in the computer systems of NetNation, which could result in liability to NetNation and the loss of existing customers or the deterrence of potential customers. NetNation's security measures have been circumvented in the past, and any new measures implemented by NetNation could be circumvented in the future. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays or cessation of service to NetNation's customers, which could have a material adverse effect on NetNation's business, results of operations and financial condition, which could result in a decrease in the price of its stock that could cause losses for investors. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, especially as a means of conducting commercial transactions.

Dependence Upon On-line Credit Card Processing

NetNation's business relies upon the ability to accept credit cards for payment on-line. Incidences of credit card fraud on the Internet in general and credit card fraud effecting NetNation specifically may affect the ability of NetNation to maintain its credit card merchant accounts to process credit card payments on-line. If NetNation is unable to process credit card payments on-line, this could have a material adverse effect on NetNation's business, results of operations and financial condition, which could result in a decrease in the price of its stock that could cause losses for investors.

Risks Associated With Information Disseminated Through NetNation's Network

The law relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks is currently unsettled. Despite the passage of the Communications Decency Act which provided some relief to online service providers from civil liability for content they did not create, it is possible that claims could be made against online services companies and Internet access providers under United States, Canadian and foreign laws for defamation, negligence or copyright or trademark infringement, or other reasons based on the nature and content of the materials disseminated through their networks. The imposition upon NetNation and other web site hosting providers of potential liability for information carried on or disseminated through their systems could require NetNation to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources, or to discontinue certain service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals also could affect the growth of Internet use. In addition, NetNation is subject to a number of risks associated with the potential actions of customers utilizing NetNation's network. For example, if a customer were to engage in "spamming" (a practice of sending large quantities of unsolicited e-mail), NetNation would have an obligation to block that customer's access to the Internet through NetNation's network. A failure by NetNation to satisfy this obligation could result in NetNation being denied access to the telecommunications networks through which NetNation's network links to the Internet. Spamming could also cause a significant disruption in NetNation's ability to route e-mail to and from its customers.

Dependence on Key Personnel

NetNation's success depends in a significant part upon the continued services of its key personnel. The Company's technical, sales and administrative matters come under the direct responsibility of, or are shared by, the following key personnel: David Talmor, Chairman and President; Joseph Kibur, Chief Executive Officer; Calvin Mah, Chief Financial Officer; and Jag Gillan, Chief Operating Officer and General Counsel. The loss of the services of one or more of these key persons could have a material adverse effect on NetNation's business, results of operations and financial condition.

Protection and Enforcement of Intellectual Property Rights

NetNation relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in its services. NetNation has no patented technology that would preclude or inhibit competitors from entering NetNation's market. NetNation has entered into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with its suppliers, distributors and certain customers in order to limit access to and disclosure of its proprietary information. These contractual arrangements or the other steps taken by NetNation to protect its intellectual property may not prove sufficient to prevent misappropriation of NetNation's technology or to deter independent third party development of similar technologies. The laws of certain foreign countries may not protect NetNation's services or intellectual property rights to the same extent as do the laws of the United States and Canada. NetNation also relies on certain technologies that it licenses from third parties. These third party technology licenses may not continue to be available to NetNation on commercially reasonable terms. The loss of the ability to use such technology could require NetNation to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on NetNation's business, results of operations and financial condition. To date, NetNation is not a subject of a lawsuit in respect to NetNation's services infringing the proprietary rights of third parties, but third parties could claim infringement by NetNation with respect to current or future services. NetNation expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in NetNation's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service installation delays or require NetNation to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to NetNation, or at all. As a result, any such claim could have a material adverse effect upon NetNation's business, results of operations and financial condition, which could result in a decrease in the price of its stock that could cause losses for investors.

Effective Control by Principal Stockholders, Executive Officers and Directors

NetNation's Chairman and President, David Talmor, and Chief Executive Officer, Joseph Kibur, in the aggregate, beneficially own approximately 46% of NetNation's outstanding common stock as at January 30, 2003. As a result, such persons, acting together, will have the ability to control most matters submitted to stockholders of NetNation for approval (including the election and removal of directors) and to control the management and affairs of NetNation. There are no voting trusts or other agreements between David Talmor and Joseph Kibur to vote in concert. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of NetNation, impeding a merger, consolidation, takeover or other business combination involving NetNation or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of NetNation, which in turn could have a the effect of preventing investors from receiving offers to purchase their stock at a premium.

Dilutive Effect of Future Sales of Securities

Future sales of substantial amounts of NetNation's Common Stock in the public market could adversely affect the market price of the common stock and shareholders could experience dilution in their stock ownership of the Company and in the value of their shares. Dilution is a reduction in the value of the holder's investment measured by the difference between the purchase price of the shares of the common stock and the net tangible book value of the shares after the purchase takes place. As at December 31, 2002, there were 8,163,520 shares of common stock which are restricted or affiliate shares ("Restricted Shares"). Those Restricted Shares will gradually be converted to free-trading shares, the sale of which could have a material adverse effect on the future market price of NetNation's common stock.

Stock Price Volatility

The market price of NetNation's common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. To date, the trading volume in the Company's stock has been relatively low and significant price fluctuations can occur as a result. If the low trading volumes experienced to date continue, such fluctuations could occur in the future. The Company cannot provide assurance that the sale price of its common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology companies. These broad market fluctuations may materially adversely affect the market price of NetNation's common stock in the future. Such fluctuations and variations may be the result of changes in NetNation's business, operations or prospects, announcements of technological innovations and new products by competitors, NetNation or its competitors entering into new contractual relationships with strategic partners, proposed acquisitions by NetNation or its competitors, financial results that fail to meet public market analyst expectations of performance, regulatory considerations and general market and economic conditions in the U.S. and throughout the world.

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

On January 7, 2003, the Company was notified by Nasdaq that it did not meet listing requirements for the Nasdaq SmallCap Market at that time as it was not in compliance with the US$1.00 minimum bid price. The Company has requested to appeal its case before the Nasdaq Qualifications Panel for continued listing on Nasdaq SmallCap Market and the hearing is scheduled for February 13, 2003.

If NetNation is unable to maintain its listing on the Nasdaq SmallCap Market in the future, the liquidity of its common stock on the public markets could be affected. The ability of NetNation to meet the continued listing requirements is affected by factors affecting the Company itself, and by market factors that affect all Nasdaq and/or all publicly traded stocks.

           Compliance with Sarbanes-Oxley Act and Related Regulations

The United States Congress enacted sweeping legislative reforms in July 2002 known as the Sarbanes-Oxley Act, which tightened regulation of the securities industry. Many of these reforms and their implementing regulations affect the manner in which publicly-traded companies govern their affairs. Some of the key regulations required by the Sarbanes-Oxley Act have not yet been adopted. Specifically, the Securities and Exchange Commission is currently reviewing the listing standards for companies that are traded on the Nasdaq SmallCap Market. These standards may require NetNation to increase the size of its Board of Directors significantly to add a number of independent directors. If NetNation is unable to identify and obtain the services of qualified candidates to comply with the new listing standards, it might lose its listing on the Nasdaq SmallCap Market, which could reduce the liquidity of its common stock and potentially cause investor losses due to depressed prices. Even if NetNation is able to obtain the services of qualified candidates, the search for candidates may divert scarce human and financial resources from focusing on the core business of the Company. In addition, the increased size of the Board would impose additional financial burdens on NetNation on an ongoing basis. This diversion of resources could adversely affect the financial condition, operations and prospects of NetNation, which could result in a decrease in the price of its stock that would cause losses for investors.

ITEM  2:  PROPERTIES
--------------------

NetNation's executive offices and Network Operation Center, are located in Vancouver B.C., Canada. They consist of approximately 11,000 square feet, which is leased at a rate of approximately $9,000 per month, excluding operating costs, pursuant to agreements that expire on April 30, 2003 with an option to renew for an additional 1 year term and an additional 3 year term. All property is insured to industry standards. The Company believes that these facilities will be suitable for the operation of its business for the foreseeable future.

ITEM  3:  LEGAL  PROCEEDINGS
----------------------------

As at December 1, 2000, the Company had discontinued lease payments on its San Diego premises due to a number of circumstances. To date, the landlord has not commenced legal action against the Company. Should the landlord commence legal action against the Company, the outcome of the proceedings is unknown. The remaining lease payments of $381,254 as at December 31, 2000 have been accrued in the consolidated financial statements as at December 31, 2000, and a gain will be recognized in the event of a favorable outcome.

The distribution process for .biz domain names has been the subject of litigation in the Los Angeles Superior Court in the State of California. On
August 1, 2001 a lawsuit was brought by David Scott Smiley against NeuLevel, Inc., the .biz registry, the Internet Corporation for Assigned Names and Numbers ("ICANN"), and most of the .biz-accredited registrars, including DomainPeople, Inc., a wholly-owned subsidiary of NetNation. This lawsuit alleges among other things, that the method for assigning domain names during the start-up period for registration of .biz domain names constituted an illegal lottery under California law. The lawsuit seeks a refund of the fees paid to the defendants, additional damages, costs, attorney fees, and an injunction to stop the pre-registrations. NeuLevel has subsequently changed its distribution process in response to this litigation. At this time, DomainPeople Inc. has not been formally served with notice of the legal proceedings and the outcome of the proceedings and the amount of potential damages to DomainPeople, Inc. is unknown and the Company has not accrued any amount in respect of this lawsuit in the financial statements. However, should the plaintiff prevail in its claim, the Company may be required to pay damages which could have a material effect on the Company's operating results. In December, 2002 a settlement of the suit was proposed whereby NeuLevel, Inc. would refund any remaining pre-registration fees not previously refunded and pay plaintiff's attorney's fees of up to $1,175,000. A hearing to consider the proposed settlement is scheduled for March 17, 2003 in the Superior Court of California for the County of Los Angeles. It is not known what the effect, if any, of the settlement, if approved, will be to DomainPeople, Inc.

The Company has been in a dispute with a web hosting company in the Netherlands called Netnation Europe. On March 14, 2002, the Company won a World Intellectual Property Organization (WIPO) dispute involving Netnation Europe for the domain name "netnation.info". On November 1, 2002, the Company lost a WIPO decision to Netnation Europe for the domain name "netnation.biz". Netnation Europe had initially registered the domain name during the start-up period for registration of .biz domain names and the Company contested Netnation Europe's rights to the domain name. At this time, the Company has not formally served Netnation Europe with notice of legal action. Currently, the Netherland market does not represent a significant part of the Company's business.

To the knowledge of the officers and directors of NetNation, there are no other pending legal proceedings or litigation of a material nature and none of its property is the subject of a pending legal proceeding. Further, NetNation's officers and directors know of no legal proceedings against NetNation or its property contemplated by any governmental authority.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No items were submitted to a vote of security holders during the fourth quarter of 2002.

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

                                      Price Range of Common Stock
                                     ------------------------------
                                          High             Low
                                     ---------------  -------------

Fiscal Year Ended December 31, 2002
  First Quarter                      $         3.200  $       1.780
  Second Quarter                     $         2.300  $       0.700
  Third Quarter                      $         0.770  $       0.330
  Fourth Quarter                     $         0.690  $       0.400

Fiscal Year Ended December 31, 2001
  First Quarter                      $         4.000  $       2.063
  Second Quarter                     $         3.750  $       2.250
  Third Quarter                      $         3.010  $       0.900
  Fourth Quarter                     $         3.510  $       2.200

The above quotations were taken from Commodity Systems, Inc.

Holders

On January 30, 2003, NetNation's issued and outstanding common stock totaled 15,206,002 shares and was held by approximately 56 shareholders of record and by an undetermined number of additional shareholders through nominee or street name accounts with brokers.

Dividends

NetNation's board of directors has not declared or paid cash dividends on the Company's common stock and does not have any plans to pay any cash dividends in the near future. NetNation's current policy is to retain all earnings to finance future growth.

                     RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2002, NetNation sold no unregistered securities.

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

The selected data relating to fiscal years ending December 31, 2002, 2001 and 2000 and selected financial data as at December 31, 2002 and 2001 are derived from the Company's audited financial statements included elsewhere herein. The selected data relating to fiscal years ending December 31, 1999 and 1998 and selected data as at December 31, 2000, 1999 and 1998 are derived from the Company's audited financial statements not included or incorporated by reference herein. This selected financial data should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in this annual report.

                                      SELECTED FINANCIAL DATA

==================================================================================================
                                                           Years ended
                                                          December 31,
                                      2002          2001          2000          1999         1998
--------------------------------------------------------------------------------------------------
Sales                          $ 6,818,316   $ 6,646,433   $ 5,011,859   $ 2,511,021   $1,108,430
Gross profit                     4,532,005     4,566,731     3,199,603     1,799,065      687,191
Expenses
  Sales & marketing              1,104,018     1,388,643     2,977,927     1,575,699      461,913
  General & admin.               1,956,629     2,037,689     3,352,296     1,472,687      303,400
  Write-off of advance                  --            --       500,000            --           --
  Depreciation                     682,785       632,482       340,977        95,445       31,428

Deferred income tax recovery       150,000       250,000            --            --           --

Net earnings (loss)                938,573       757,917    (3,971,597)   (1,344,766)    (109,500)

Earnings (loss) per share      $      0.06   $      0.05   $     (0.26)  $     (0.10)  $    (0.01)

Weighted average number         15,218,131    15,246,145    15,316,804    13,164,836    9,692,030
of common shares

Total assets                   $ 5,459,424   $ 4,126,428   $ 3,130,828   $ 1,518,165   $  177,359

Debentures payable             $        --   $        --            --   $ 1,100,000   $       --

Cash generated by (used for)
  Operating activities         $ 1,773,811   $ 1,155,973   $  (623,555)  $  (604,773)  $   94,177
  Investing activities            (116,463)     (235,258)   (2,014,787)     (435,922)     (86,590)
  Financing activities              (1,737)        9,490     2,399,010     1,982,909       (4,734)
==================================================================================================

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
                                  OF OPERATION
                                  ------------

The following discussion should be read in conjunction with NetNation's audited consolidated financial statements beginning at page F-1 at the end of this report of Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements, as discussed above in the section entitled "Forward-Looking Statements". NetNation's actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in the sections entitled "Risk Factors" and "Business".

                                    OVERVIEW

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

NetNation began providing web hosting services in February 1997. In May 1999, NetNation was selected as an official registrar of domain names by ICANN. The accreditation allows NetNation to register top-level domain names ("TLDs") ending in .com, .net, .org, .info, .biz, and .name. NetNation, through its wholly-owned subsidiary, DomainPeople, became operational as a domain name registrar in December of 1999.

NetNation generates its revenue by providing web hosting services to SMEs and domain name registration. NetNation's web hosting customers normally pay a setup fee and regular charges, either monthly, quarterly, twice-yearly, or annually, thereafter. The Company offers a variety of hosting packages in addition to a number of value-added services and products. This enables customers to easily select and modify a solution that precisely meets their individual requirements.

NetNation generally collects its web hosting service fees in advance, and recognizes revenue over the period during which services are provided. Setup fees are amortized over the estimated period during which services will be provided, typically one to two years. Recurring service fees are amortized and recognized on a straight-line basis over the period during which services are provided. As a result, NetNation will generally have a significant amount of deferred revenue attributable to web hosting services. An increase in the number of web hosting customers will not necessarily produce corresponding increased revenues, because adding a number of customers with low service levels may not replace the revenue lost if one intensive user of NetNation's services decides to use another web hosting service provider. Web hosting expenses are largely paid currently.

NetNation's accreditation as an official registrar of domain names has enabled it to register domain names without the involvement of an intermediary. As an accredited registrar, NetNation, through DomainPeople,has assumed responsibility for ensuring that current information obtained from customers is supplied to the central registry. NetNation generally collects its domain name registration fees in advance, and recognizes revenue on a straight-line basis over the period for which the name is registered. As a result, NetNation will generally have a significant amount of deferred revenue attributable to domain name registration services. An increase in the number of domain names that NetNation registers will generally produce a corresponding increase in revenues, subject to changes in the price charged for the service. The domain name registration fee which NetNation pays to the registries for the domain names is paid in advance and is recognized as an expense over the period for which the name is registered. As a result, NetNation will generally have a significant amount of deferred expenses attributable to domain registration services.

The majority of cost of sales consists of personnel costs for the network operations center and technical support, bandwidth costs, and the costs to register domain names for the Company's customers. Domain name registration fees are included in cost of sales as they are recognized as an expense over the term of registration.

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

We believe the following critical accounting policies requires our most significant judgment and estimates used in the preparation of the consolidated financial statements. Deferred tax liabilities and assets are recognized for the estimated future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carry forward period. The deferred tax asset realized during 2002 is based on the assumption that our 2003 income will be generally comparable to our 2002 income. If our future income is substantially greater or substantially less than the income we assume, there would be a corresponding change in the actual amount of the deferred tax asset considered realizable.

Revenue from web site hosting set-up fees is recognized over the estimated period the hosting services are provided to customers, which typically ranges from 1 to 2 years. In estimating the period that hosting services are to be provided to customers, our management considers our past history with our customers, the type of services we provide, and other factors that could affect the period of time a customer would be provided services. Accordingly, the estimate of the period of time that hosting services are to be provided to customers is a matter of judgment and could change in the near term based on historical experience and other factors, resulting in a material change to recorded revenue and deferred revenue for web hosting services. For example, if our experience begins to show that customers fitting a certain profile generally use our services for 4 years, and we have been estimating they will use our services for 2 years, we would increase the amortization period to 4 years, effectively reducing the set-up fee revenue recognized for such customers in each of the first 2 years by 50%.

                                OPERATING RESULTS

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

Revenue

NetNation's 2002 revenues were derived from Web Hosting (67%) and Domain Name Registration services (33%). As at December 31, 2002, NetNation was hosting approximately 23,000 web sites and had registered approximately 397,000 Internet domain names.

NetNation's 2002 revenue of $6,818,316 was an increase of $171,883, or 3%, over 2001 revenue. The increase in revenue was due mainly to the increase in the domain name registration segment of NetNation's business. During 2002, the number of sites hosted increased approximately 5%, from 22,000 to 23,000, but did not result in a corresponding increase in web hosting revenues as the average revenue per customer has dropped due to competitive pricing pressures.

The deferred revenue amount on the balance sheet as at December 31, 2002 includes $1,864,143 related to domain name registration and $720,975 related to web hosting services.

Cost  of  Sales

Cost of sales of $2,286,311 was an increase of $206,609 or 10% from 2001 and as a percentage of revenues, increased from 31% to 34%. The increase in cost of sales was due to higher domain name registration costs and personnel costs. The increase in cost of sales as a percentage of sales was due mainly to the reduced margins on domain name registration from increased price competition and the higher personnel costs. The price competition in domain name registrations is expected to continue and may reduce margins further in the future.

Sales  and  Marketing  Expenses

Sales and marketing expenses decreased $284,625, or 20%, from 2001, and as a percentage of revenue, decreased from 21% to 16%. The decrease was mainly due to a reduction in advertising expenses of $99,344 and personnel costs of $182,381. Sales and marketing expense consists mainly of salaries, bonuses, commissions and advertising costs.

General  and  Administrative  Expenses

General and administration expenses decreased $81,060 or 4% compared to 2001. As a percentage of sales, general and administration expenses decreased from 31% in 2001 to 29% in 2002. The improvement in general and administration expenses was due mainly to the reduction in rent expense as a result of the closure of the UK office and consolidation of the Vancouver office space. General and administrative expenses include administrative personnel costs, bad debt expense, rent, general office expenses, audit and legal costs, and investor relations expenses.

Depreciation  and  Amortization

Depreciation and amortization increased $50,303 or 8% compared to 2001. The increase in depreciation and amortization expense was due to the ongoing re-evaluation of the estimated useful life of our fixed assets

Deferred  Income  Tax  Recovery

In 2002, the Company recognized a deferred income tax recovery of $150,000 which increased the deferred tax asset to $400,000 at December 31, 2002. In 2001, the Company recognized a deferred income tax recovery of $250,000 and a corresponding deferred tax asset of the same amount. The amount of the tax recovery is based on the assumption that the Company's net earnings in 2003 will be generally comparable to the net earnings in 2002. If the Company's 2003 net earnings are substantially greater or substantially less than 2002 net earnings, a corresponding adjustment to the deferred tax asset considered realizable will be required.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Revenue

NetNation's 2001 revenues were derived from Web Hosting (68%) and Domain Name Registration services (32%). This compares to 74% of revenues from Web Hosting and 26% from Domain Name Registration services in 2000. As at December 31, 2001, NetNation was hosting more than 22,000 web sites and had registered approximately 300,000 Internet domain names.

NetNation's 2001 revenue of $6,646,433 was an increase of $1,634,574, or 33%, over 2000 revenue. The increase in revenue was due to the increase in the number of web sites hosted and a full year of growth in the domain name registration segment of NetNation's business. During 2001, the number of sites hosted increased approximately 37%, from 16,000 to 22,000.

The deferred revenue amount on the balance sheet as at December 31, 2001 includes $1,641,227 related to domain name registration and $748,937 related to web hosting services.

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


                         LIQUIDITY AND CAPITAL RESOURCES

During 2002, operating activities generated net cash of $1,773,811 compared to net cash generated from operations of $1,155,973 in 2001. The main reason for the increase in cash from operations was the increase in earnings before tax generated in 2002 compared to earnings before tax generated in 2001. Cash generated from changes in working capital items also contributed to the increase in cash from operation in 2002.

During 2002, the Company purchased fixed assets totaling $121,243. Management considers this level of expenditure, on an annual basis, adequate to maintain the current level of service and to allow for moderate growth in the number of customers we service. To accommodate a higher degree of scalability from the present structure will require further additions to capital assets, possible upgrade and partial replacement of existing capital assets, and additional costs to accommodate increased bandwidth usage. The Company has implemented an infrastructure maintenance program to ensure that these issues are proactively addressed. This program, however, may result in an increased level of capital expenditure costs in the future.

As at December 31, 2002, the Company has cash and cash equivalents of $3,334,561 compared to $1,678,950 as at December 31, 2001. The increase reflects positive cash flows from operations for 2002. Based on management's current projections, the Company believes that it has adequate resources to maintain its current level of operations for the foreseeable future. The Company's management may evaluate from time to time the availability of external financing. The Company may seek additional capital to accelerate growth but there is no guarantee that capital will be available at acceptable terms or at all. While there are no commitments to make capital expenditures, management may make capital expenditures from time to time as the operations demand. Notes 8 and 12 to the consolidated financial statements summarize the material commitments and contingencies known to management.

From time to time management has evaluated whether business combinations would be in the best interest of the shareholders. Management has never received competing bona fide proposals and has never reached any definitive agreement for a business combination.

                        OUTLOOK: ISSUES AND UNCERTAINTIES

Refer  to  "Risk  Factors Affecting Future Operating Results" in this Form 10-K.


ITEM  7A:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

NetNation believes its exposure to overall foreign currency risk is immaterial. Most of its revenues are collected in US dollars and most of its expenses are paid in Canadian dollars. Except for a small portion of funds deposited in Canadian dollar accounts, all other funds are held in US dollars. NetNation does not manage or maintain market risk sensitive instruments for trading or other purposes and is, therefore, not subject to multiple foreign exchange rate exposures. As disclosed in Item 7 herein, on February 24, 2000, the holders of the convertible debentures exercised their option and converted all of the debentures into common shares. After giving effect to this conversion, the Company has no outstanding long-term indebtedness for which the Company is subject to the risk of interest rate fluctuations.

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

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters:

============================================================================
                                        Fiscal 2002 Quarter End
                             -----------------------------------------------
                             March 31    June 30   September 30  December 31
---------------------------  ---------  ---------  ------------  -----------
Sales                        1,686,431  1,740,954     1,736,434    1,654,497
Gross profit                 1,143,359  1,166,211     1,155,631    1,066,804
Net earnings for the period    214,321    151,707       206,439      366,106
Net earnings per share            0.01       0.01          0.01         0.02

============================================================================
                                        Fiscal 2001 Quarter End
                             -----------------------------------------------
                             March 31    June 30   September 30  December 31
---------------------------  ---------  ---------  ------------  -----------
Sales                        1,574,786  1,615,550     1,691,773    1,764,324
Gross profit                 1,070,468  1,096,054     1,142,839    1,257,370
Net earnings for the period     18,060     14,596       209,997      515,264
Net earnings per share            0.00       0.00          0.01         0.03


ITEM  9:  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

No changes in and disagreements with accountants are reportable pursuant to this item.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table contains information regarding the members of the Board of Directors and the Executive Officers of the Company:

Name             Age             Position(s)
---------------  ---  ---------------------------------
David Talmor      45  Chairman, President and Director
---------------  ---  ---------------------------------
Joseph Kibur      30  CEO and Director
---------------  ---  ---------------------------------
Ernest Cheung     52  Director
---------------  ---  ---------------------------------
Anil Wirasekara   46  Director
---------------  ---  ---------------------------------
Calvin Mah        40  CFO
---------------  ---  ---------------------------------
Jag Gillan        32  COO, Secretary and Director
---------------  ---  ---------------------------------

The directors of NetNation serve one year terms and hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

All of the officers identified above serve at the discretion of the Board and have consented to act as officers of the Company. The biographies for the above individuals are presented below:

DAVID TALMOR is Chairman of the Board, President and Co-Founder of NetNation Communications, Inc., Delaware, U.S.A. In addition, Mr. Talmor is President, Co-Founder and a Director of DomainPeople, Inc., NetNation's wholly-owned domain registration subsidiary, where he also served as secretary of the Company from November 1999 until February 2000. Mr. Talmor was appointed Chairman of the Board, President, Chief Executive Officer and Secretary of NetNation Communications, Inc. in April 1999. He served as Chief Executive Officer and Secretary of NetNation until January 2000 and February 2000 respectively. From March 1997 to April 1999, Mr. Talmor served as Director, Chief Executive Officer and President of the Canadian subsidiary of NetNation Communications, Inc. Mr. Talmor has over 18 years of business experience, both in financial and business administration roles, as well as experience in electronics engineering with the Israeli Air Force and Eldat/Moldat. From 1996 to 1997, he was President of Minerva Ventures Management, Richmond, British Columbia, Canada, investigating suitable technological companies as investment and acquisition candidates. From 1994 to 1995, he was Business Development Manager at MacDonald Dettwiler & Associates Ltd., Richmond, British Columbia, Canada, a Canadian company in the field of satellites' ground stations. Mr. Talmor qualified as a Certified Public Accountant in Israel with Kesselman & Kesselman, Chartered Accountants, the country's largest accounting firm, which is associated with PricewaterhouseCoopers. Mr. Talmor received a Bachelor of Arts in Economics and Accounting, a Bachelor of Science in Statistics and a Masters of Business Administration, all from Tel-Aviv University in 1985, 1985 and 1988 respectively. In addition, Mr. Talmor received an Electronics Diploma from the Technological Institute of Tel-Aviv in 1976.

JOSEPH KIBUR is Chief Executive Officer, Co-Founder and a Director of NetNation Communications, Inc., Delaware, U.S.A. In addition, Mr. Kibur is Vice President, Co-Founder and a Director of DomainPeople, Inc., NetNation's wholly-owned domain registration subsidiary. Mr. Kibur was appointed Chief Executive Officer of NetNation Communications, Inc. in September 2000. Previously, he was appointed a Director and Chief Operating Officer of NetNation Communications, Inc. in April 1999. He held the position of Chief Operating Officer until September 2000. From March 1997 to April 1999, Mr. Kibur served as Director, Chief Operating Officer and Secretary of the Canadian subsidiary of NetNation Communications, Inc. From 1995 to 1997, Mr. Kibur operated his own Internet consulting business, Superhighway Consulting, Vancouver, British Columbia, Canada. Mr. Kibur received a Bachelor of

Science in Management and Systems Science (Computer Science, Business and Mathematics) in 1996 from Simon Fraser University, British Columbia.

ERNEST CHEUNG is a Director of NetNation Communications, Inc., Delaware, U.S.A. Mr. Cheung was appointed to NetNation's Board of Directors in February 1999. From 1993 to 1994, Mr. Cheung was Vice Chairman, Tele Pacific International Communications Corp. of Vancouver, British Columbia, Canada. From 1991 to 1993, he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Ontario,
Canada. From 1984 to 1991, he was Vice President and Director, Capital Group Securities, Ltd. in Toronto, Ontario, Canada. Mr. Cheung received a Masters of Business Administration in Finance and Marketing in 1975 from Queen's University, Kingston, Ontario, and he obtained a Bachelor of Math in 1973 from University of Waterloo, Ontario.

He has served or serves as a director of the following companies:

Name of Issuer                    Symbol   Market   Position    From     To
--------------------------------  ------  --------  ---------  ------  -------
Agro International Holdings Inc.  AOH     CDNX      President  Jan-97  Current
China NetTV Holdings Inc.*        CNHD    OTCBB     President  May-00  Current
Drucker, Inc.*.                   DKIN    OTCBB     Secretary  Apr-97  Current
ITI World Investment Group Inc.   IWI.A   CDNX                 Jun-98  Current
NetNation Communications, Inc.*   NNCI    NasdaqSC             Apr-99  Current
Pacific E-Link Corp.              PLC     CDNX                 Sep-92  Jun-95
Richco Investors Inc.             YRU.A   CDNX      President  May-95  Current
Spur Ventures Inc.                SVU     CDNX                 Mar-97  Current
Xin Net Corp.*                    XNET    OTCBB     Secretary  Mar-97  Current

*    Reporting Companies in US

ANIL WIRASEKARA is a Director of NetNation Communications, Inc., Delaware, U.S.A. Mr. Wirasekara was appointed to NetNation's Board of Directors in October 1999. In 1995, Mr. Wirasekara was appointed Chief Financial Officer of
MacDonald Dettwiler and Associates Ltd., one of Canada's largest space technology and information systems companies and a world leader in satellite mapping and spatial information services, having joined the Company in 1992 as the Manager of Operations Accounting and Information. From 1988 to 1991, he was Controller and Secretary of Rainex Limited, a Vancouver, British Columbia company involved in project development, technology transfers and international trade. Mr. Wirasekara holds the designations of a Chartered Accountant and Certified Management Accountant. Mr. Wirasekara is also a member of the Chartered Institute of Management Accountants of the United Kingdom, the
Chartered Institute of Marketing and Management of the United Kingdom, and the Institute of Chartered Accountants of Sri Lanka.

CALVIN MAH is Chief Financial Officer of NetNation Communications, Inc., Delaware, U.S.A. Mr. Mah was appointed Chief Financial Officer of NetNation in February 2001 after serving as its Financial Officer since November 2000. Mr. Mah is also Chief Financial Officer of DomainPeople, Inc., NetNation's wholly-owned domain registration subsidiary. He was appointed to this position in February 2001. From 1996 to 2000, Mr. Mah was Chief Financial Officer of Simba Technologies Inc., a privately held, venture-backed software development company. From 1995 to 1996, he was Senior Financial Analyst for Pacific Forest Products Ltd., a $400 million publicly traded logging and sawmilling company with 1,100 employees. From 1993 to 1995, Mr. Mah was Controller of Brookdale International Systems Inc., a privately-held developer and manufacturer of emergency respiratory devices for industrial and consumer use. From 1989 to 1993, he was Manager of Corporate Finance for Granges Inc., a $60 million publicly-traded gold, silver, copper and zinc mining company with operations in the U.S. and Canada. Mr. Mah is professionally qualified as a Chartered Accountant. He graduated with a Bachelor of Commerce in Accounting and Management Information Systems, with honours, from the University of British Columbia in 1985.

JAG GILLAN is Chief Operating Officer, General Counsel, Secretary and a Director of NetNation Communications, Inc., Delaware, U.S.A. Mr. Gillan has held the position of General Counsel of NetNation since June 1999, and was appointed Chief Operating Officer of NetNation in September 2001. He has served as Secretary and a Director of NetNation since February 2000 and September 2000 respectively. In addition, Mr. Gillan is Chief Operating Officer, Secretary and a Director of DomainPeople, Inc., NetNation's wholly-owned domain registration subsidiary, having been appointed to the position in February 2000. He served as General Counsel of DomainPeople from October 1999 until September 2001. From May 1997 to May 1999, Mr. Gillan was an Attorney with Baker Newby, Vancouver, British Columbia, Canada. From 1992 to 1994, he served as Chief Operating Officer of Millstream Flour Mills Corp., a privately-held miller of food products. Mr. Gillan attended Osgoode Hall Law School at York University in Toronto, Ontario and graduated with a Bachelor of Laws in 1997. He received his Bachelor of Arts in Economics, with distinction, in 1993 from the University of Victoria, British Columbia. Mr. Gillan is currently completing his Masters of Business Administration with the Edinburgh Business School, Heriot-Watt University Edinburgh, United Kingdom. Mr. Gillan was appointed, in January 2003, as a director of Afilias, LLC, which DomainPeople, Inc. holds a 2% minority interest.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2002, its Directors, Executive Officers and greater-than-10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

                                      SUMMARY COMPENSATION TABLE

The  following  table  discloses all plan and non-plan compensation awarded to, earned by, or paid to the Chief Executive Officer ("CEO") and President or individuals acting in a similar capacity for the years  ended  December  31,  2002,  2001  and  2000.


-----------------------------------------------------------------------------------------------------
                         Annual Compensation                 Long Term Compensation
               --------------------------------------  ----------------------------------
                                                                 Awards          Payouts
                                                       ------------------------  --------
                                                                    Securities
                                            Other      Restricted   Underlying             All Other
Name and                                   Annual         Stock      Options/      LTIP     Compen-
Principal              Salary   Bonus   Compensation     Awards        SARs      Payouts     sation
Position       Year    (USD$)    ($)         ($)           ($)          (#)        ($)        ($)
(a)             (b)     (c)      (d)         (e)           (f)          (g)        (h)        (i)
-----------------------------------------------------------------------------------------------------
David           2002   118,441       -              -            -            -         -           -
Talmor,         -------------------------------------------------------------------------------------
Chairman,       2001    96,874       -              -            -            -         -           -
President,      -------------------------------------------------------------------------------------
and Director    2000   105,785       -              -            -            -         -           -
-----------------------------------------------------------------------------------------------------
Joseph          2002   118,441       -              -            -            -         -           -
Kibur,
CEO and         2001    96,874       -              -            -            -         -           -
Director
                2000    55,885       -              -            -            -         -           -
-----------------------------------------------------------------------------------------------------


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

             EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                         CHANGE-IN-CONTROL ARRANGEMENTS

The Company has entered into employment contracts with Mr. Talmor, the Company's Chairman and President, and Mr. Kibur, the Company's Chief Executive Officer. These employment contracts allow the Company to terminate the individual executive officer's active employment with the Company for any reason, voluntary or involuntary, with or without cause, by 90-days notice to that effect in writing. Upon termination, the individual executive officer would be entitled to 6 months of severance pay.

The Company maintains no formal change of control agreements or arrangements with individual Company executive officers.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Mr. Ernest Cheung and Mr. Anil Wirasekara. All of the members of the committees are outside directors of the Company.

Board Compensation Committee Report on Executive Compensation

The  Board  Compensation  Committee  was  formed  March 2000 and consists of Mr.
Ernest Cheung and Mr. Anil Wirasekara. The criteria used to determine the compensation of the named executive officers includes an evaluation of the Company's performance in terms of revenue growth and profitability, competitive salaries for individuals holding similar positions in companies in similar industries and of similar size, and the requirement to retain key employees of the Company.

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


              COMPARISON OF CUMULATIVE TOTAL RETURN TO STOCKHOLDERS
                    SEPTEMBER 30, 1999 TO DECEMBER 31, 2002


                                [GRAPHIC OMITTED]

---------------------------------------------------------
                       NetNation       Nasdaq     Nasdaq
                    Communications   Composite   Telecom
                         Inc.          Index      Index
---------------------------------------------------------
September 30, 1999  $        100.00  $   100.00  $ 100.00
October 31, 1999    $        103.13  $   108.02  $ 118.69
November 30, 1999   $        109.38  $   121.48  $ 131.39
December 31, 1999   $        115.63  $   148.18  $ 162.52
January 31, 2000    $        231.25  $   143.49  $ 158.04
February 28, 2000   $        294.53  $   171.03  $ 182.64
March 31, 2000      $        299.61  $   166.52  $ 176.38
April 30, 2000      $        181.25  $   140.58  $ 142.53
May 31, 2000        $        121.88  $   123.84  $ 120.81
June 30, 2000       $        110.94  $   144.42  $ 139.36
July 31, 2000       $        128.13  $   137.17  $ 128.26
August 31, 2000     $        100.00  $   153.17  $ 133.09
September 30, 2000  $         96.88  $   133.74  $ 116.83
October 31, 2000    $         75.78  $   122.70  $  99.89
November 30, 2000   $         71.88  $    94.60  $  74.16
December 31, 2000   $         75.00  $    89.96  $  74.18
January 31, 2001    $         87.50  $   100.97  $  88.96
February 28, 2001   $         85.94  $    78.36  $  63.14
March 31, 2001      $         86.72  $    67.01  $  52.51
April 30, 2001      $         65.00  $    77.06  $  56.71
May 31, 2001        $         68.75  $    76.85  $  54.06
June 30, 2001       $         63.75  $    78.67  $  49.81
July 31, 2001       $         53.50  $    73.82  $  44.87
August 31, 2001     $         42.25  $    65.74  $  38.53
September 30, 2001  $         56.75  $    54.58  $  32.51
October 31, 2001    $         65.00  $    61.55  $  33.84
November 30, 2001   $         67.50  $    70.30  $  38.59
December 31, 2001   $         75.00  $    71.02  $  37.87
January 31, 2002    $         55.00  $    70.43  $  33.00
February 28, 2002   $         55.00  $    63.05  $  26.76
March 31, 2002      $         56.25  $    67.20  $  27.81
April 30, 2002      $         37.50  $    61.48  $  22.39
May 31, 2002        $         23.00  $    58.84  $  21.25
June 30, 2002       $         19.00  $    53.28  $  16.57
July 31, 2002       $         13.75  $    48.37  $  15.45
August 31, 2002     $         11.25  $    47.88  $  15.76
September 30, 2002  $         11.50  $    42.68  $  14.15
October 31, 2002    $         15.00  $    48.42  $  16.91
November 30, 2002   $         11.75  $    53.85  $  19.28
December 31, 2002   $         12.50  $    48.63  $  17.41

ITEM  12:  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  SHAREHOLDER  MATTERS
-----------------------------

The following table sets forth certain information regarding the beneficial ownership of the common stock as of January 30, 2003 by:

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

----------------------------------------------------------------------------------------------------
                            Name and Address              Amount of Beneficial
Title of Class            Of Beneficial Owner                   Ownership        Percent of Class(2)
----------------------------------------------------------------------------------------------------
Common          David Talmor(3)                                    3,436,524(1)                22.6%
                Chairman, President, and Director
----------------------------------------------------------------------------------------------------
Common          Joseph Kibur(3)                                      3,575,000                 23.5%
                CEO and Director
----------------------------------------------------------------------------------------------------
Common          Ernest Cheung                                         12,000(4)                   *
                Director
                830-789 West Pender Street,
                Vancouver, British Columbia, V6C 1H2
----------------------------------------------------------------------------------------------------
Common          Jag Gillan(3)                                         25,000(5)                   *
                COO, Secretary and Director
----------------------------------------------------------------------------------------------------
Common          Calvin Mah(3)                                         12,000(4)                   *
                CFO
----------------------------------------------------------------------------------------------------
Common          Anil Wirasekara                                       12,000(4)                   *
                Director
                13800 Commerce Parkway, Richmond,
                British Columbia, V6V 2J3
----------------------------------------------------------------------------------------------------
Common          All Executive Officers and Directors as              7,072,524                 46.5%
                a Group (6 persons)
----------------------------------------------------------------------------------------------------

* Less than one percent.

(1) 2,160,000 common shares beneficially held by David Talmor are registered in the name of Shelley Talmor, wife.
(2) Based on a total issued and outstanding share capital as at January 30, 2003 of 15,206,002 common shares.
(3) The business address for the individuals indicated above is: 1410 - 555 West Hastings Street, Vancouver, British Columbia, Canada, V6B 4N6.
(4)  Includes  12,000  exercisable  options.
(5)  Includes  9,000  exercisable  options.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

The following table sets forth information as of December 31, 2002 with respect to compensation plans under which NetNation is authorized to issue shares of its common stock, aggregated as follows:

     -    all compensation plans previously approved by security holders; and
     -    all compensation plans not previously approved by security holders.

                                 (a)                      (b)                      (c)
-------------------------------------------------------------------------------------------------
Plan Category          Number of securities to      Weighted-average       Number of securities
                       be issued upon exercise     exercise price of     remaining available for
                       of outstanding options,    outstanding options,    future issuance under
                         warrants and rights      warrants and rights      equity compensation
                                                                             plans (excluding
                                                                         securities reflected in
                                                                               column (a))
----------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                       437,000  $                 2.82                 1,547,000
security holders
----------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                         0                       0                         0
security holders
----------------------------------------------------------------------------------------------------
Total                                   437,000  $                 2.82                 1,547,000
----------------------------------------------------------------------------------------------------


For a summary of the terms of NetNation's 2000 Stock Option Plan, see Note 7 to the Company's audited consolidated financial statements contained in this Annual Report on Form 10-K and incorporated herein by this reference.

CHANGES  IN  CONTROL

From time to time the Company considers proposals from various parties that could involve a change in control of the Company if consummated.

ITEM  13:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

No transactions with management or other parties occurred during the year that would otherwise be reported under this section.

ITEM  14:  CONTROLS  AND  PROCEDURES
------------------------------------

The Company's Chief Executive Officer, Joseph Kibur, and its Chief Financial Officer, Calvin Mah, (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM  15:  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K
--------------------------------------------------------------------------------

1)  FINANCIAL  STATEMENTS

The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the independent certified public accountants, and financial statement schedules, are filed pursuant to Item 8 of this Report:

Description                                                                                          Page
-----------                                                                                          ----
Independent Auditors' Report dated January 31, 2003                                                   F-1

Consolidated Balance Sheets as of December 31, 2002 and 2001                                          F-2

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000           F-3

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000  F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000           F-5

Notes to Consolidated Financial Statements                                                            F-6

2)  REPORTS  ON  FORM  8-K

On November 13, 2002, NetNation filed a Form 8-K and reported an Item 7 Financial Statements, Pro Forma Financial Information and Exhibits and an Item 9 Other Events and Regulation FD Disclosure

3)  LIST  OF  EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
2.1 ***  Agreement dated March 31, 1999 between the shareholders of NetNation (The Canadian
         Subsidiary), NetNation (The Canadian Subsidiary), and NetNation (formerly Collectibles
         Entertainment Inc.)

3.1 ***  Articles  of  Incorporation

3.2 ***  By-laws

4.1 ***  Convertible Debenture for $550,000 Maturing on September 30, 2000 issued to Polaris
         Investitionen Ltd.

4.2 ***  Convertible Debenture for $550,000 Maturing on September 30, 2000 issued to Beste
         Investitionen Ltd.

   4.3*  Specimen share certificate

  10.1*  Registrar Accreditation Agreement between the Internet Corporation for Assignment of
         Names and Numbers and DomainPeople, Inc.

  10.2*  Harbour Centre Office Lease

 10.3**  NetNation Communications, Inc.'s 2000 Stock Option Plan


  21.1*  List of Subsidiaries

   99.1  Certification of Joseph Kibur, Chief Executive Officer, dated February 7, 2003 pursuant to
         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

   99.2  Certification of Calvin Mah, Chief Financial Officer, dated February 7, 2003 pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      *  Incorporated by reference from the Annual Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission on March 22, 2002

     **  Incorporated by reference from the Definitive Proxy Statement of the Registrant filed with the Securities and Exchange Commission on May 8, 2000.

    ***  Incorporated by reference from the Registration Statement on Form 10 of the Registrant filed with the Securities and Exchange Commission on July 29, 1999, as amended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETNATION  COMMUNICATIONS  INC.

By:/s/  Joseph Kibur
   ------------------
Name:   Joseph Kibur
Title:  Chief Executive Officer

Dated:  February 7, 2003.


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                           DATE

By:/s/ David Talmor     President and Chairman of the Board and     February 7, 2003
----------------------  Director
Name:  David Talmor


By:/s/ Joseph Kibur     Chief Executive Officer and Director        February 7, 2003
----------------------  (Principal Executive Officer)
Name:  Joseph Kibur


By:/s/ Jag Gillan       Chief Operating Officer and Secretary and   February 7, 2003
----------------------  Director
Name:  Jag Gillan


By:/s/ Anil Wirasekara  Director                                    February 7, 2003
----------------------
Name:  Anil Wirasekara


By:/s/ Ernest Cheung    Director                                    February 7, 2003
----------------------
Name:  Ernest Cheung


By:/s/ Calvin Mah       Chief Financial Officer                     February 7, 2003
----------------------  (Principal Accounting Officer)
Name:  Calvin Mah

                                 CERTIFICATIONS

I,  Joseph  Kibur,  certify  that:

1. I have reviewed this annual report on Form 10-K of NetNation Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 7, 2003                   /s/  Joseph  Kibur
      -------------------              -------------------------
                                       Joseph  Kibur
                                       Chief  Executive  Officer

                                 CERTIFICATIONS

I,  Calvin  Mah,  certify  that:

1. I have reviewed this annual report on Form 10-K of NetNation Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   February 7, 2003               /s/  Calvin  Mah
      -------------------              -------------------------
                                       Calvin  Mah
                                       Chief  Financial  Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Description                                                                                          Page
-----------                                                                                          ----

Independent Auditors' Report dated January 31, 2003                                                   F-1

Consolidated Balance Sheets as of December 31, 2002 and 2001                                          F-2

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000           F-3

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000  F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000           F-5

Notes to Consolidated Financial Statements                                                            F-6

AUDITORS' REPORT TO THE STOCKHOLDERS

We have audited the consolidated balance sheets of NetNation Communications Inc. as at December 31, 2002 and 2001, and the consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002 in accordance with accounting principles generally accepted in the United States of America.



KPMG  LLP
Chartered  Accountants

Vancouver,  Canada
January  31,  2003

NETNATION COMMUNICATIONS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2002 and 2001
==========================================================================================
                                                                      2002         2001
------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                     $ 3,334,561   $ 1,678,950
  Accounts receivable, net of allowance for doubtful accounts
    of $27,302 (December 31, 2001 - nil)                             97,389       107,208
  Prepaid expenses and deposits                                     216,120       245,733
  Deferred expenses                                                 623,363       557,941
  Deferred tax asset (note 9)                                       400,000       250,000
  ----------------------------------------------------------------------------------------
                                                                  4,671,433     2,839,832

Deferred expenses                                                   205,676       135,734
Fixed assets, net of accumulated depreciation of $1,772,309
   (December 31, 2001 - $1,092,999) (note 4)                        482,315     1,050,862
Investments (note 5)                                                100,000       100,000
------------------------------------------------------------------------------------------

                                                                $ 5,459,424   $ 4,126,428
==========================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                      $   269,463   $   235,880
  Contingent lease payments (note 12(a))                            381,254       381,254
  Customer deposits                                                  58,225        83,335
  Deferred revenue                                                2,103,537     1,934,936
  Capital lease liability (note 8)                                   20,338        19,183
  ----------------------------------------------------------------------------------------
                                                                  2,832,817     2,654,588

Deferred revenue                                                    481,581       455,228
Capital lease liability (note 8)                                      3,983        24,652

Stockholders' equity:
  Share capital (note 7):
    Authorized:  50,000,000 common shares with a par value of
      $0.0001 each
    Issued:  15,206,002 common shares (2001 - 15,245,321)             1,521         1,525
  Additional paid-in capital (note 7(b))                          5,911,083     5,988,123
  Deferred stock-based compensation (note 7(b))                           -      (287,554)
  Accumulated other comprehensive income                             14,601        14,601
  Deficit                                                        (3,786,162)   (4,724,735)
  ----------------------------------------------------------------------------------------
                                                                  2,141,043       991,960
------------------------------------------------------------------------------------------

                                                                $ 5,459,424   $ 4,126,428
==========================================================================================

Commitments (note 8)
Contingencies (note 12)

See accompanying notes to consolidated financial statements.

NETNATION COMMUNICATIONS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)

=====================================================================================================
                                                                     Years ended December 31,
                                                               --------------------------------------
                                                                  2002         2001          2000
-----------------------------------------------------------------------------------------------------
Sales                                                          $ 6,818,316  $ 6,646,433  $ 5,011,859

Cost of sales                                                    2,286,311    2,079,702    1,812,256
-----------------------------------------------------------------------------------------------------

Gross profit                                                     4,532,005    4,566,731    3,199,603

Expenses:
  Sales and marketing                                            1,104,018    1,388,643    2,977,927
  General and administration                                     1,956,629    2,037,689    3,352,296
  Write-off of advance (note 3)                                          -            -      500,000
  Depreciation and amortization                                    682,785      632,482      340,977
  ---------------------------------------------------------------------------------------------------

                                                                 3,743,432    4,058,814    7,171,200
-----------------------------------------------------------------------------------------------------

Net earnings (loss) before income taxes                            788,573      507,917   (3,971,597)

Deferred income tax recovery                                       150,000      250,000            -
-----------------------------------------------------------------------------------------------------

Net earnings (loss) for the year                               $   938,573  $   757,917  $(3,971,597)
=====================================================================================================

Earnings (loss) per share, basic and diluted                   $      0.06  $      0.05  $     (0.26)
=====================================================================================================


Weighted average shares used in computing earnings
  (loss) per share, basic                                       15,218,131   15,246,145   15,316,804
Weighted average shares used in computing earnings
  (loss) per share, diluted                                     15,218,131   15,306,107   15,316,804
=====================================================================================================


See accompanying notes to consolidated financial statements.

NETNATION COMMUNICATIONS INC.
Consolidated Statement of Stockholders' Equity
(Expressed in United States dollars)

=================================================================================================================================
                                                                                 Deferred    Accumulated
                                                                 Additional       stock-        other
                                                                  paid-in          based    comprehensive
                                    Shares        Amount          capital       compensation    income     Deficit        Total
---------------------------------------------------------------------------------------------------------------------------------
                                                    $                $              $              $          $             $

Balance, December 31, 1999        14,607,000          1,461        2,339,471      (1,015,466)   14,601   (1,511,055)    (170,988)

Conversion of debentures
  to common stock                    550,000             55        1,099,945               -         -            -    1,100,000

Cash proceeds from private
  placement of common stock,
  net of offering costs              250,000             25        2,348,437               -         -            -    2,348,462

Deferred stock-based
  compensation                             -              -          (12,829)         12,829         -            -            -

Amortization of deferred
  stock-based compensation                 -              -                -         432,785         -            -      432,785

Issuance of common stock
  to settle share issue costs          5,000              1           49,999               -         -            -       50,000

Issuance of common stock
  for cash                            48,000              4           97,356         (96,880)        -            -          480

Common shares to be issued             5,000              1           49,999               -         -            -       50,000

Cancellation of common stock        (149,679)           (15)          (1,482)              -         -            -       (1,497)

Loss for the year                          -              -                -               -         -   (3,971,597)  (3,971,597)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000        15,315,321          1,532        5,970,896        (666,732)   14,601   (5,482,652)    (162,355)

Amortization of deferred
  stock-based compensation                 -              -                -         379,178         -            -      379,178

Issuance of common stock
  for cash on exercise of
  stock options                        8,000              1           17,999               -         -            -       18,000

Cancellation of common stock         (78,000)            (8)            (772)              -         -            -         (780)

Net earnings for the year                  -              -                -               -         -      757,917      757,917
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001        15,245,321          1,525        5,988,123        (287,554)   14,601   (4,724,735)     991,960

Amortization of deferred
  stock-based compensation                 -              -                -         192,733         -            -      192,733

Issuance of common stock
  for cash on exercise of stock
  options                              8,000              1           18,249               -         -            -       18,250

Issuance of common stock
  for cash                            10,500              1              104               -         -            -          105

Cancellation of common stock         (57,819)            (6)         (95,393)         94,821         -            -         (578)

Net earnings for the year                  -              -                -               -         -      938,573      938,573
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002        15,206,002          1,521        5,911,083               -    14,601   (3,786,162)   2,141,043
=================================================================================================================================


See accompanying notes to consolidated financial statements.

NETNATION COMMUNICATIONS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

==============================================================================================
                                                               Years ended December 31,
                                                        --------------------------------------
                                                           2002         2001          2000
----------------------------------------------------------------------------------------------
Cash provided by (used in):
  Net earnings (loss) for the year                      $  938,573   $  757,917   $(3,971,597)
  Items not involving cash:
    Depreciation and amortization                          682,785      632,482       340,977
    Deferred income tax recovery                          (150,000)    (250,000)            -
    Value assigned to shares issued in settlement
      of share issue costs                                       -            -        50,000
    Value assigned to shares to be issued for
      settlement of share issue costs                            -            -        50,000
    Employee stock-based compensation                      192,733      379,178       432,785
    Loss on disposal of fixed assets                         2,225        2,867        78,777
    Write-off of advance (note 3)                                -            -       500,000
Changes in non-cash operating working capital:
    Accounts receivable                                      9,819      (74,000)      (22,247)
    Prepaid expenses and deposits                           29,613     (113,854)      (68,671)
    Deferred expenses                                     (135,364)     (27,631)     (666,044)
    Accounts payable and accrued liabilities                33,583     (357,639)      404,372
    Contingent lease payments                                    -            -       381,254
    Customer deposits                                      (25,110)      18,818        64,517
    Deferred revenue                                       194,954      187,835     1,802,322
  --------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities    1,773,811    1,155,973      (623,555)
Investments:
  Advance to ADN (note 3)                                        -            -      (500,000)
  Purchase of fixed assets                                (121,243)    (238,978)   (1,414,787)
  Purchase of investments                                        -            -      (100,000)
  Proceeds on disposal of fixed assets                       4,780        3,720             -
  --------------------------------------------------------------------------------------------
  Net cash used in investing activities                   (116,463)    (235,258)   (2,014,787)
Financing:
  Lease financing                                          (19,514)      (7,730)       51,565
  Issue of share capital, net of share issue costs          18,355       18,000     2,348,942
  Repurchase and cancellation of shares                       (578)        (780)       (1,497)
  --------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities       (1,737)       9,490     2,399,010
----------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents         1,655,611      930,205      (239,332)

Cash and cash equivalents, beginning of year             1,678,950      748,745       988,077
----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                  $3,334,561   $1,678,950   $   748,745
==============================================================================================
Supplementary information:
  Cash paid for:
    Interest                                            $    6,263   $    6,830   $     2,350
    Income taxes                                                 -            -             -
  Non-cash transactions:
    Shares issued to third parties for services                  -            -       100,000
    Conversion of debentures to common stock                     -            -     1,100,000
==============================================================================================


See accompanying notes to consolidated financial statements.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

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

2.   SIGNIFICANT  ACCOUNTING  POLICIES:

     (a)  Basis  of  presentation:

          These consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, NetNation Communications Inc., NetNation Communications (UK) Inc. (up to November 2001 when the company was discontinued), NetNation Communications (USA) Inc., and DomainPeople Inc. All material intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

     (b)  Cash  and  cash  equivalents:

          Cash and cash equivalents include highly liquid investments, such as term deposits, having terms to maturity of three months or less when acquired and are readily convertible to contracted amounts of cash.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (c)  Fixed  assets:

          Fixed  assets  are  stated  at  cost  less  accumulated  depreciation.
          Depreciation  is  computed  annually  as  follows:

     =================================================
     Assets                      Basis         Rate
     -------------------------------------------------
     Computer hardware       straight-line     3 years
     Computer software       straight-line     3 years
     Furniture               straight-line     5 years
     Office equipment        straight-line     4 years
     Leasehold improvements  straight-line  lease term
     =================================================

          The Company performs reviews for the impairment of fixed assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimates of undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When such a difference arises, the impairment loss is calculated as the excess of the carrying value over the asset's fair value. No such impairment losses have been identified by the Company for the years ended December 31, 2002, 2001, and 2000.

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

     (e)  Advertising  costs:

          Advertising costs are expensed as incurred and totaled $411,106, $509,685, and $1,750,415 during the years ended December 31, 2002, 2001, and 2000, respectively.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

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

     (h)  Stock-based  compensation:

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for awards of common stock granted to employees and directors. Deferred stock-based compensation is recorded at the measurement date, which is generally the date of grant, when the market value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Non-employee options are accounted for under SFAS 123 and recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options are earned.

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

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (j)  Use of estimates and assumptions:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the estimate of the realizability of the deferred income tax asset, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the period then ended. Actual results may differ from these estimates.

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

          Monetary assets and liabilities of integrated subsidiaries are translated into United States dollars at the exchange rates in effect at the balance sheet date and non-monetary items are translated at the exchange rates in effect on transaction dates. Revenue and expense items, except amortization, are translated at average exchange rates for the period, and amortization is translated at the same exchange rate as the asset to which it relates. Exchange gains and losses resulting from the translation of the accounts of integrated subsidiaries are recognized in earnings.

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

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

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

     (o)  Recent  accounting  pronouncements:

          (i) In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." This standard established accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of this standard on January 1, 2003 is not expected to have a material impact on the Company's financial position, cash flows or results of operations.

          (ii) In April 2002, the FASB issued SFAS 145 "Rescission of SFAS 4, 44 and 64, Amendment of SFAS 13 and Technical Corrections." This standard rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The standard also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of this standard will have no impact on the Company's financial position, cash flows or results of operations.

         (iii) In July 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus on the date of an entity's commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of this standard on January 1, 2003, is not expected to have a material impact on the Company's financial position, cash flows or results of operations.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (o)  Recent  accounting  pronouncements:

          (iv) In November 2002, the EITF reached a consensus on Issue 00-21,"Multiple Element Arrangements". This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The guidance can affect the timing of revenue recognition for such arrangements. The final consensus will be applicable to agreements entered into after June 15, 2003. The Company does not expect this issue to have a material impact on its financial position, cash flows or results of operations.

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

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

4.   FIXED  ASSETS:
     =================================================================
                                               Accumulated    Net book
     2002                              Cost   depreciation       value
     -----------------------------------------------------------------
     Computer hardware       $    1,880,047  $   1,500,811  $  379,236
     Computer software              115,184         97,858      17,326
     Furniture                       71,595         49,551      22,044
     Office equipment               168,795        112,970      55,825
     Leasehold improvements          19,003         11,119       7,884
     -----------------------------------------------------------------

                             $    2,254,624  $   1,772,309  $  482,315
     =================================================================

     =================================================================
                                              Accumulated     Net book
     2001                              Cost  depreciation        value
     -----------------------------------------------------------------
     Computer hardware       $    1,778,528  $     928,877  $  849,651
     Computer software              113,918         49,787      64,131
     Furniture                       69,854         39,960      29,894
     Office equipment               167,664         69,651      98,013
     Leasehold improvements          13,897          4,724       9,173
     -----------------------------------------------------------------

                             $    2,143,861  $   1,092,999  $1,050,862
     =================================================================

5.   INVESTMENTS:

     In 2000, the Company, through its wholly-owned subsidiary, DomainPeople, Inc., made a 5% minority interest investment in Afilias, LLC ("Afilias"), through the purchase of 100 Class A Units representing a 5% voting interest. Afilias is a company formed for the purpose of bidding for, developing, financing, marketing, owning and operating a registry to register and maintain Internet top-level domain names and has obtained the exclusive rights to register and maintain the .info and .org top-level domain names. NetNation does not have significant influence over Afilias, and therefore has accounted for the investment using the cost method. Since the original investment in Afilias was made, DomainPeople's ownership percentage has been diluted to 2% as at December 31, 2002 as it has not made further investments. The carrying value of the investment at December 31, 2002 is $100,000.

6.   DEBENTURES  PAYABLE:

     As a condition of a capital transaction in a prior year, the Company raised $1,100,000 through the sale of two $550,000 Series A Convertible Debentures. Each debenture was convertible into 275,000 shares of common stock of the Company at a rate of $2.00 per share which was not less than the market price of the Company's common stock on the arrangement date. The debentures were non-interest bearing. On February 18, 2000, the holders of the convertible debentures exercised their option to convert the debentures into common shares of the Company.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

7.   SHARE  CAPITAL:

     (a)  Private  placement:

          On March 3, 2000, the Company finalized an agreement to issue 250,000 common shares at $10 per share for gross cash proceeds of $2,500,000. The Company also issued warrants entitling the investors to purchase one additional share for every two shares owned. The warrants are exercisable during a two-year period at $12 per additional share purchased and expired unexercised in 2002.

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

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

7.   SHARE  CAPITAL  (CONTINUED):

     (b)  Stock option compensation plan (continued):

          Effective August 23, 2001, the Company extended the exercise period on the options granted November 16, 2000. These options now expire 18 months after each vesting, subject to change under management's discretion. The modification of the grant did not result in additional compensation expense.

          As at December 31, 2002, 159,000 options granted under the stock option compensation plan were exercisable.

          (i)  A  summary  of the Company's stock option activity is as follows:

          ===========================================================================
                                                     Number of     Weighted average
                                                   common shares    exercise price
          --------------------------------------------------------------------------
          Outstanding, December 31, 1999 and 1998              -   $               -
          Granted                                      1,026,000                4.00
          Cancelled                                     (306,000)               4.55
          --------------------------------------------------------------------------

          Outstanding, December 31, 2000                 720,000   $            3.76
          Granted                                        328,000                2.25
          Granted                                         36,000                2.13
          Expired                                       (122,000)               4.63
          Expired                                         (4,000)               7.69
          Expired                                        (24,000)               4.13
          Cancelled                                      (46,000)               2.25
          Cancelled                                      (84,000)               2.31
          Cancelled                                      (64,000)               4.63
          Cancelled                                       (8,000)               7.69
          Exercised                                       (8,000)               2.25
          --------------------------------------------------------------------------

          Outstanding, December 31, 2001                 724,000   $            2.98
          Cancelled                                      (35,000)               2.25
          Cancelled                                      (24,000)               2.31
          Cancelled                                       (8,000)               4.63
          Expired                                       (100,000)               2.25
          Expired                                        (24,000)               4.13
          Expired                                        (88,000)               4.63
          Exercised                                       (4,000)               2.25
          Exercised                                       (4,000)               2.31
          --------------------------------------------------------------------------

          Outstanding, December 31, 2002                 437,000   $            2.82
          ==========================================================================

          The options outstanding at December 31, 2002 expire between February 1, 2003 and January 9, 2006.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

7.   SHARE CAPITAL (CONTINUED):

     (b)  Stock option compensation plan (continued):

          (ii) Additional information regarding options outstanding as at December 31, 2002 is as follows:

====================================================================
                  Options outstanding           Options exercisable
----------------------------------------------  --------------------
                        Weighted
                        average      Weighted               Weighted
                       remaining     average                 average
Exercise    Number    contractual    exercise     Number    exercise
prices     of shares  life (years)    price     of shares    price
--------------------------------------------------------------------
2.13         36,000          1.62  $     2.13      12,000   $   2.13
2.25         57,000          1.52        2.25      17,000       2.25
2.25         78,000          2.02        2.25      26,000       2.25
2.31        158,000          1.38        2.31     104,000       2.31
4.13         24,000          0.48        4.13           -          -
4.63         84,000          0.09        4.63           -          -
--------------------------------------------------------------------

            437,000          1.23  $     2.82     159,000   $   2.28
====================================================================

         (iii) Stock-based compensation:

               With respect to the stock options granted and stock issued to the employees, the Company recorded total stock-based compensation expense of $192,733 during the year ended December 31, 2002 (2001
               -  $379,178;  2000  -  $432,785).

               Pursuant to SFAS No. 123, the Company is required to disclose the proforma effects on net earnings (loss) and net earnings (loss) per share as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plans. If this approach had been applied, the Company's net earnings (loss) per share would have been as indicated below:

==============================================================================
                                                2002      2001        2000
------------------------------------------------------------------------------
Net earnings (loss) for the year:
  As reported                                 $938,573  $757,917  $(3,971,597)
  Proforma                                     737,618   242,573   (5,272,830)

Basic and diluted earnings (loss) per share:
  As reported                                 $   0.06  $   0.05  $     (0.26)
  Proforma                                        0.05      0.02        (0.34)
==============================================================================

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

7.   SHARE CAPITAL (CONTINUED):

     (b)  Stock  option  compensation  plan  (continued):

         (iii) Stock-based compensation (continued): The fair value for the options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

==========================================================================
                                                Options
                         -------------------------------------------------
                             Weighted
                          Average Grant    Interest
                         Date Fair Value     Rate      Term    Volatility
--------------------------------------------------------------------------
Year ended December 31:
        2001             $           1.83      4.95%  3 years         151%
        2000             $           2.97      5.66%  3 years         137%
==========================================================================

          No options were granted during the year ended December 31, 2002.

8.   COMMITMENTS  AND  CAPITAL  LEASE  LIABILITY:

     The Company leases its Vancouver, Canada premises under an operating lease agreement which expires April 30, 2003 and may be renewed for a term of one additional year and a term of three additional years, at the Company's option. The rent expense, including operating expenses, under this lease for the years ended December 31, 2000, 2001, and 2002, totaled $297,148, $312,251 and $245,174, respectively. In 2000, $73,797 was incurred on the San Diego lease, which was held for six months of the year. The Company also leases certain fixed assets under capital leases, which expire at various dates through 2004.

     The Company is committed to operating lease payments for rent in 2003 of approximately $36,000.

     Future minimum commitments under non-cancelable capital leases at December 31, 2002 are as follows:

===================================================
2003                                        $22,456
2004                                          4,528
---------------------------------------------------
Total lease payments                         26,984
Amount representing interest                  2,663
---------------------------------------------------
Present value of capital lease obligations   24,321
Current portion                              20,338
---------------------------------------------------

                                            $ 3,983
===================================================

     Computer hardware capitalized under non-cancelable capital leases amounted to $75,522 as at December 31, 2002 and 2001, respectively. Accumulated depreciation related to these capitalized assets amounted to $51,131 and $25,957 as at December 31, 2002 and 2001, respectively.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

9.   INCOME  TAXES:

     Income taxes attributable to net earnings (loss) in these financial statements differ from amounts computed by applying the U.S. federal rate of 34% (2001 - 34%, 2000 - 34%) as follows:

======================================================================================
                                                     2002          2001          2000
--------------------------------------------------------------------------------------
Net earnings (loss) before income taxes         $ 788,573   $   507,917   $(3,971,597)
--------------------------------------------------------------------------------------
Expected tax expense (recovery)                 $ 268,115   $   172,692   $(1,350,343)
Tax effect of:
  Earnings (loss) of foreign subsidiary taxed
    at higher rate                                 36,232        29,338      (138,459)
  Permanent and other differences                 140,653       638,970       (45,198)
  Change in valuation allowance                  (595,000)   (1,091,000)    1,534,000
--------------------------------------------------------------------------------------
                                                $(150,000)  $  (250,000)  $         -
======================================================================================

     Significant components of the Company's deferred tax assets at December 31, 2002 and 2001 are as follows:

============================================================
                                       2002         2001
------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards  $ 433,000   $   625,000
  Fixed assets                        247,000       481,000
  Deferred revenue                    158,000        87,000
  Contingent lease payments            94,000        94,000
  Share issuance costs                      -        24,000
  ----------------------------------------------------------

Gross deferred tax assets             932,000     1,311,000
Valuation allowance                  (462,000)   (1,057,000)
------------------------------------------------------------

Total deferred tax assets             470,000       254,000

Deferred tax liability:
  Deferred expenses                   (70,000)       (4,000)
------------------------------------------------------------

Deferred tax asset                  $ 400,000   $   250,000
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

     The valuation allowance for deferred tax assets as of January 1, 2002 was $1,057,000. The net change in the total valuation allowance for the year ended December 31, 2002 was a decrease of $595,000.

     As of December 31, 2002, the Company has Canadian tax loss carryforwards of approximately $791,000 available to reduce the future years' income for tax purposes. These carryforward losses expire in 2006 to 2007.

     As of December 31, 2002, the Company has U.S. tax loss carryforwards of approximately $352,000 available to reduce the future years' income for tax purposes. These carryforward losses expire in 2020.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

10.  SEGMENTED  INFORMATION:

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

     The Company's revenues are generated from the following business segments:

================================================================================
                                              2002        2001        2000
--------------------------------------------------------------------------------
Web hosting                                $4,557,347  $4,530,923  $3,721,519
Domain name registration                    2,260,969   2,115,510   1,290,340
--------------------------------------------------------------------------------

                                           $6,818,316  $6,646,433  $5,011,859
================================================================================

The Company's gross profits are generated from the following business segments:

================================================================================
                                              2002        2001        2000
--------------------------------------------------------------------------------

Web hosting                                $3,368,763  $3,283,357  $2,478,708
Domain name registration                    1,163,242   1,283,374     720,895
--------------------------------------------------------------------------------

                                           $4,532,005  $4,566,731  $3,199,603
================================================================================

The Company's revenues are generated from the following geographic segments:

================================================================================
                                              2002        2001        2000
--------------------------------------------------------------------------------

United States                              $2,744,106  $2,849,867  $2,538,673
Canada                                      2,940,240   2,387,953   1,427,849
Other                                       1,133,970   1,408,613   1,045,337
--------------------------------------------------------------------------------

                                           $6,818,316  $6,646,433  $5,011,859
================================================================================

     Revenues from external customers are attributed based on the customer's country of domicile.

     All of the Company's assets were located in Canada as at December 31, 2002. The Company does not allocate assets to business segments.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

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

12.  CONTINGENCIES:

     (a) As at December 1, 2000, the Company discontinued lease payments on the San Diego premises due to a number of circumstances. To date, the landlord has not commenced legal action against the Company. Should the landlord commence legal action against the Company, the outcome of the proceedings is unknown. The remaining lease payments of $381,254 are accrued in the consolidated financial statements as at December 31, 2002 and 2001, and a gain will be recognized in the event of a favorable outcome.

NETNATION COMMUNICATIONS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001, and 2000

--------------------------------------------------------------------------------

12.  CONTINGENCIES (CONTINUED):

     (b) The distribution process for .biz domain names has been the subject of litigation in the Los Angeles Superior Court in the State of California. A lawsuit has been brought against NeuLevel, Inc., the .biz registry, the Internet Corporation for Assigned Names and Numbers, and most of the .biz-accredited registrars, including
          DomainPeople, Inc., a wholly-owned subsidiary of the Company. This lawsuit alleges among other things, that the method for assigning domain names during the start-up period for registration of .biz domain names constituted an illegal lottery under California law. The lawsuit seeks a refund of the fees paid to the defendants, additional damages, costs, attorney fees, and an injunction to stop the pre-registrations. NeuLevel, Inc. has subsequently changed its distribution process in response to this litigation. At this time, DomainPeople, Inc. has not been formally served with notice of the legal proceedings and the outcome of the proceedings and the amount of potential damages to DomainPeople Inc. is unknown and the Company has not accrued any amount in respect of this lawsuit in the financial statements. However, should the plaintiff prevail in its claim, the Company may be required to pay damages which could have a material effect on the Company's operating results.

          In December, 2002 a settlement of the suit was proposed whereby NeuLevel, Inc. would refund any remaining pre-registration fees not previously refunded and pay plaintiff's attorney's fees of up to $1,175,000. A hearing to consider the proposed settlement is scheduled for March 17, 2003 in the Superior Court of California for the County of Los Angeles. It is not known what the effect, if any, of the settlement, if approved, will be to DomainPeople, Inc.

                                  EXHIBIT INDEX

  EXHIBIT
   NUMBER      DESCRIPTION
-------------  -----------
2.1 ***        Agreement  dated  March  31,  1999  between  the  shareholders of
               NetNation  (The  Canadian  Subsidiary),  NetNation  (The Canadian
               Subsidiary),  and  NetNation (formerly Collectibles Entertainment
               Inc.)

3.1 ***        Articles  of  Incorporation

3.2 ***        By-laws

4.1 *** Convertible Debenture for $550,000 Maturing on September 30, 2000 issued to Polaris Investitionen Ltd.

4.2 *** Convertible Debenture for $550,000 Maturing on September 30, 2000 issued to Beste Investitionen Ltd.

4.3 *          Specimen share certificate

10.1 * Registrar Accreditation Agreement between the Internet Corporation for Assignment of Names and Numbers and DomainPeople, Inc.

10.2 *         Harbour  Centre  Office  Lease

10.3 **        NetNation  Communications,  Inc.'s  2000  Stock  Option  Plan

21.1*          List  of  Subsidiaries


99.1 Certification of Joseph Kibur, Chief Executive Officer, dated February 7, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Calvin Mah, Chief Financial Officer, dated February 7, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Annual Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission on March 22, 2002

** Incorporated by reference from the Definitive Proxy Statement filed with the Securities and Exchange Commission on May 8, 2000.

*** Incorporated by reference from the Registration Statement on Form 10 of the Registrant filed with the Securities and Exchange Commission on July 29, 1999, as amended.