Form 10-Q
period 2003-03-31
NETNATION COMMUNICATIONS INC
filed 2003-05-13
CIK 1091560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003
                                                 --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________


                        COMMISSION FILE NUMBER: 000-26881
                                                ---------

                         NETNATION COMMUNICATIONS, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     33-08034 38
    ---------------------------                     ------------------------
   (State or other jurisdiction                    (I.R.S. Employer I.D. No.)
  of incorporation or organization)

              1410 - 555 WEST HASTINGS STREET
            VANCOUVER, BRITISH COLUMBIA, CANADA            V6B 4N6
         ---------------------------------------           --------
         (Address of principal executive offices)         (Zip Code)

                                  604/688-8946
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

The number of shares of the registrant's Common Stock outstanding as of May 8, 2003 was 15,206,002.

                         NETNATION COMMUNICATIONS, INC.


                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2003
          (unaudited) and December 31, 2002 (audited)                          3

          Condensed Consolidated Statements of Operations and Deficit
          for the Three Month Periods Ended March 31, 2003 (unaudited)
          and 2002 (unaudited)                                                 4

          Condensed Consolidated Statement of Stockholders' Equity
          for the Three Month Period Ended March 31, 2003 (unaudited)          5

          Condensed Consolidated Statements of Cash Flows for the
          Three Month Periods Ended March 31, 2003 (unaudited)
          and 2002 (unaudited)                                                 6

          Condensed Notes to Consolidated Financial Statements                 7

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          10

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk   14

     Item 4.     Controls and Procedures                                      14


PART II.     OTHER INFORMATION

     Item 1.     Legal proceedings                                            14

     Item 6.     Exhibits and Reports on Form 8-K                             15

     Signatures                                                               15

Certifications                                                                16

                                  PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  NETNATION COMMUNICATIONS, INC.

                              Condensed Consolidated Balance Sheets
                                   (Expressed in U.S. dollars)

                                                                      March 31,     December 31,
                                                                         2003           2002
                                                                     ------------  --------------
                                                                      (unaudited)    (audited)
                                     ASSETS

Current assets:
    Cash and cash equivalents                                        $ 3,666,185   $   3,334,561
    Accounts receivable, net of allowance for doubtful accounts
       of $nil (December 31, 2002 - $27,302)                              80,386          97,389
    Prepaid expenses and deposits                                        231,309         216,120
    Deferred expenses                                                    657,852         623,363
    Deferred tax asset                                                   400,000         400,000
                                                                     ------------  --------------
                                                                       5,035,732       4,671,433

Deferred expenses                                                        218,283         205,676
Fixed assets, net of accumulated depreciation of $1,905,207
  (December 31, 2002 - $1,772,309)                                       472,797         482,315
Investments                                                              100,000         100,000
                                                                     ------------  --------------

                                                                     $ 5,826,812   $   5,459,424
                                                                     ============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                         $   409,826   $     269,463
    Contingent lease payments (Note 5(b))                                381,254         381,254
    Customer deposits                                                     44,146          58,225
    Deferred revenue                                                   2,107,579       2,103,537
    Capital lease liability                                               18,566          20,338
                                                                     ------------  --------------
                                                                       2,961,371       2,832,817

Deferred revenue                                                         516,209         481,581
Capital lease liability                                                    2,619           3,983

Stockholders' equity:
    Share capital
      Authorized:
        50,000,000 common shares with a par value of $0.0001 each
      Issued:
         15,206,002 (December 31, 2002 - 15,206,002) common shares         1,521           1,521
    Additional paid-in capital                                         5,911,083       5,911,083
    Accumulated other comprehensive income                                14,601          14,601
    Deficit                                                           (3,580,592)     (3,786,162)
                                                                     ------------  --------------

                                                                       2,346,613       2,141,043
                                                                     ------------  --------------

                                                                     $ 5,826,812   $   5,459,424
                                                                     ============  ==============

See accompanying condensed notes to consolidated financial statements.

                       NETNATION COMMUNICATIONS, INC.

           Condensed Consolidated Statements of Operations and Deficit
                           (Expressed in U.S. dollars)


                                             Three month       Three month
                                             period ended      period ended
                                            March 31, 2003    March 31, 2002
                                           ----------------  ----------------
                                             (unaudited)       (unaudited)

Sales                                      $     1,813,042   $     1,686,431
Cost of sales                                      621,120           543,072
                                           ----------------  ----------------

Gross profit                                     1,191,922         1,143,359

Expenses:
  Sales and marketing                              324,975           266,249
  General and administration                       485,170           496,002
  Foreign currency translation losses                4,095            10,978
  Bad debt expense                                   7,012                 -
  Gain on disposal of fixed assets                  (9,836)                -
  Depreciation and amortization                    174,936           155,809
                                           ----------------  ----------------

                                                   986,352           929,038
                                           ----------------  ----------------

Net earnings                                       205,570           214,321

Deficit, beginning of period                    (3,786,162)       (4,724,735)
                                           ----------------  ----------------

Deficit, end of period                     $    (3,580,592)  $    (4,510,414)
                                           ================  ================

Earnings per share, basic and diluted      $          0.01   $          0.01
                                           ================  ================


Weighted average shares used in computing
  earnings per share, basic                     15,206,002        15,226,123
                                           ================  ================
Weighted average shares used in computing
  earnings per share, diluted                   15,206,002        15,241,283
                                           ================  ================

See accompanying condensed notes to consolidated financial statements.

                             NETNATION COMMUNICATIONS, INC.

                 Condensed Consolidated Statement of Stockholders' Equity
                                (Expressed in U.S. Dollars)

                          Three month period ended March 31, 2003
                                        (Unaudited)

                                                            Accumulated
                           Common Stock      Additional           Other
                        -------------------     Paid-In   Comprehensive
                          Shares    Amount      Capital          Income     Deficit       Total
                        ----------  -------  ----------  --------------  ------------  ----------
Balance at
  December 31, 2002     15,206,002  $ 1,521  $5,911,083  $       14,601  $(3,786,162)  $2,141,043

Net earnings and
  comprehensive income           -        -           -               -      205,570      205,570
                        ----------  -------  ----------  --------------  ------------  ----------

Balance at
 March 31, 2003         15,206,002  $ 1,521  $5,911,803  $       14,601  $(3,580,592)  $2,346,613
                        ==========  =======  ==========  ==============  ============  ==========

See accompanying condensed notes to consolidated financial statements.

                            NETNATION COMMUNICATIONS, INC.

                    Condensed Consolidated Statements of Cash Flows
                              (Expressed in U.S. dollars)

                                                         Three month     Three month
                                                         period ended    period ended
                                                          March 31,       March 31,
                                                             2003            2002
                                                        --------------  --------------
                                                          (unaudited)    (unaudited)
Cash provided by (used in):
   Net earnings                                         $     205,570   $     214,321
   Items not involving cash:
      Depreciation and amortization                           174,936         155,809
      Employee stock-based compensation                             -          94,797
      Foreign currency translation losses                       4,095          10,978
      Bad debt expense                                          7,012               -
      Gain on disposal of fixed assets                         (9,836)              -
    Changes in non-cash operating working capital:
      Accounts receivable                                      40,560         (14,571)
      Prepaid expenses and deposits                            (6,756)          9,484
      Deferred expenses                                       (43,866)        (77,873)
      Accounts payable and accrued liabilities                124,122         (39,741)
      Deferred revenue                                        (22,409)        146,168
      Customer deposits                                       (14,079)        (15,092)
                                                        --------------  --------------

  Net cash provided by operating activities                   459,349         484,280
                                                        --------------  --------------

Investing:
   Purchase of fixed assets                                  (170,890)        (21,161)
   Proceeds on disposal of fixed assets                        13,974               -
                                                        --------------  --------------

Net cash used in investing activities                        (156,916)        (21,161)
                                                        --------------  --------------

Financing:
   Issue of share capital, net of share issue costs                 -          18,355
   Lease financing                                             (4,817)         (4,693)
   Repurchase and cancellation of shares                            -            (458)

                                                        --------------  --------------

  Net cash provided by (used in) financing activities          (4,817)         13,204
                                                        --------------  --------------

  Effect of exchange rates on cash                             34,008         (15,397)
                                                        --------------  --------------

Increase in cash and cash equivalents                         331,624         460,926

Cash and cash equivalents, beginning of period              3,334,561       1,678,950
                                                        --------------  --------------

Cash and cash equivalents, end of period                $   3,666,185   $   2,139,876
                                                        ==============  ==============

Supplemental disclosure:

   Cash paid for:
      Interest                                          $       1,625   $       1,890
      Income taxes                                      $           -   $           -

See accompanying condensed notes to consolidated financial statements.

                         NETNATION COMMUNICATIONS, INC.

              Condensed Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                Three-month periods ended March 31, 2003 and 2002
                                   (Unaudited)

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

2.   SIGNIFICANT ACCOUNTING POLICIES:

     Stock  option  plan:

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," ("FAS No. 148"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. However, as allowed by FAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described below, and has adopted the disclosure requirements of FAS No. 123 and FAS No. 148.

     The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan employee stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period. No stock-based employee compensation cost was recorded for the three months ended March 31, 2003, and March 31, 2002, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date. The following table illustrates the effect on net income and net income per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation using the Black-Scholes option pricing methodology.

     ========================================================================
      Three months ended March 31,                         2003       2002
     ------------------------------------------------------------------------
      Net earnings for the period:
       As reported                                      $ 205,570   $214,321
       Total stock-based employee compensation expense   (139,634)   (50,258)
       determined under fair value-based method
                                                        ----------  ---------
       Proforma                                            65,936    164,063
                                                        ==========  =========
      Basic and diluted earnings per share:
       As reported                                      $    0.01   $   0.01
       Proforma                                              0.00       0.01
     ------------------------------------------------------------------------

3.   STOCK OPTIONS:

     On February 14, 2003, the Company's Board of Directors approved the immediate vesting of all non-vested stock options and that all options would expire 30 days from that date if not exercised. On March 16, 2003, all options unexercised at that date expired.

     A  summary  of  the  Company's  stock  option  activity  is  as  follows:

         =================================================================
                                           Number of     Weighted average
                                         common shares    exercise price
         -----------------------------------------------------------------
         Outstanding, December 31, 2002        437,000   $            2.82
         Cancelled                              (6,000)               2.25
         Cancelled                             (30,000)               2.31
         Cancelled                             (16,000)               4.63
         Expired                               (36,000)               2.13
         Expired                              (129,000)               2.25
         Expired                              (128,000)               2.31
         Expired                               (24,000)               4.13
         Expired                               (68,000)               4.63

         -----------------------------------------------------------------
         Outstanding, March 31, 2003                 -   $               -
         =================================================================

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

     The  Company's revenues are generated from the following business segments:

      =====================================================
      Three months ended March 31,     2003        2002
      ----------------------------------------------------
      Web hosting                   $1,213,434  $1,160,147
      Domain name registration         599,608     526,284
      ----------------------------------------------------
                                    $1,813,042  $1,686,431
      ----------------------------------------------------

     The Company's gross profits are generated from the following business segments:

      =====================================================
      Three months ended March 31,     2003        2002
      ----------------------------------------------------
      Web hosting                   $  884,264  $  882,184
      Domain name registration         307,658     261,175
      ----------------------------------------------------
                                    $1,191,922  $1,143,359
      ----------------------------------------------------


     All  of  the  Company's assets were located in Canada as at March 31, 2003.

5.  COMMITMENTS  AND  CONTINGENCIES:

     (a) The Company is committed to total operating lease payments for rent for the remainder of 2003 and 2004 of approximately $80,000 and $36,000, respectively.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our condensed unaudited financial statements contained in Item 1 of this quarterly report on Form 10-Q and audited consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2002. Except for the historical information presented in this document, the matters discussed in this Form 10-Q, and specifically in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. These forward-looking statements involve risks and uncertainties, including those identified within the section entitled "Rick Factors" in our Form 10-K for the fiscal year ended December 31, 2002. The actual results that we achieve may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged not to place undue reliance on these forward-looking statements, and readers should carefully review and consider the various disclosures made by us in this quarterly report on Form 10-Q, our annual report on Form 10-K for the fiscal year ended December 31, 2002 and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

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

We began providing web hosting services in February 1997. In May 1999, we were selected as an official registrar of domain names by ICANN. The accreditation allows us to register top-level domain names ("TLDs") ending in .com, .net, ..org, .info, .biz, and .name. Through our wholly-owned subsidiary, DomainPeople, we became operational as a domain name registrar in December of 1999.

We generate revenue by providing web hosting services to SMEs and domain name registration. Our web hosting customers normally pay a setup fee and regular charges, either monthly, quarterly, twice-yearly, or annually, thereafter. We offer a variety of hosting packages in addition to a number of value-added services and products. This enables customers to easily select and modify a solution that precisely meets their individual requirements.

We generally collect web hosting service fees in advance, and recognize revenue over the period during which services are provided. Setup fees are amortized over the estimated period during which services will be provided, typically one to two years. Recurring service fees are amortized and recognized on a straight-line basis over the period during which services are provided. As a result, we will generally have a significant amount of deferred revenue attributable to web hosting services. An increase in the number of web hosting customers will not necessarily produce corresponding increased revenues, because adding a number of customers with low service levels may not replace the revenue lost if one intensive user of our services decides to use another web hosting service provider. Web hosting expenses are largely paid currently.

Our accreditation as an official registrar of domain names has enabled us to register domain names without the involvement of an intermediary. As an accredited registrar, we have assumed responsibility for ensuring that current information obtained from customers is supplied to the central registry. We generally collect domain name registration fees in advance, and recognize revenue on a straight-line basis over the period for which the name is registered. As a result, we will generally have a significant amount of deferred revenue attributable to domain name registration services. An increase in the number of domain names that we register will generally produce a corresponding increase in revenues, subject to changes in the price charged for the service. The domain name registration fee that we pay to the registries for the domain names is paid in advance and is recognized as an expense over the period for which the name is registered. As a result, we will generally have a significant amount of deferred expenses attributable to domain registration services.

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

We believe the following critical accounting policies require our most significant judgment and estimates used in the preparation of the consolidated financial statements. Deferred tax liabilities and assets are recognized for the estimated future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carry forward period. The deferred tax asset realized during 2002 is based on the assumption that our 2003 income will be generally comparable to our 2002 income. If our future income is substantially greater or substantially less than the income we assume, there would be a corresponding change in the actual amount of the deferred tax asset considered realizable.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2003, we achieved net earnings of $205,570 ($0.01 per share) as compared to $214,321 ($0.01 per share) for the same period in 2002.

Revenue

Our revenue of $1,813,042 for the quarter ended March 31, 2003 represents an increase of $126,611 or 8% over the quarter ended March 31, 2002. The increase was due to increases in both our web hosting business and domain name registration business.

The following table compares the composition of sales for the three months ended March 31, 2003 to the same period in 2002:

Sales                            Three months
                                 ended March 31,
                              -------------------
                              2003           2002
                              -------------------
    Web hosting                 67%           69%
    Domain name registration    33%           31%
                              -------------------
Total sales                    100%          100%
                              -------------------

The deferred revenue amount on the balance sheet as at March 31, 2003 includes $1,988,608 related to domain name registration and $635,180 related to web hosting services.

Cost  of  sales

Cost of sales of $621,120 for the quarter ended March 31, 2003 represents an increase of $78,048 or 14% over the quarter ended March 31, 2002. As a percentage of sales, cost of sales increased from 32% to 34% from the first quarter of 2002 to the same period in 2003. The increase in costs was mainly due to increased personnel costs and the costs to register more domain names. The majority of cost of sales consists of personnel costs for the network operations center and technical support, bandwidth costs, and the costs to register domain names for our customers. Domain name registration fees paid to the central registries are recognized as an expense over the term of registration.

Sales  and  marketing  expenses

Sales and marketing expenses for the quarter ended March 31, 2003 increased $58,726 or 22% from the same period in of 2002. As a percentage of sales, sales and marketing expenses increased from 16% in the first quarter of 2002 to 18% in the first quarter of 2003. This increase was due to an increase in advertising expenses of $54,774 or 61%. This increase in advertising expenses is expected to continue in future periods. Sales and marketing expense consists mainly of salaries, bonuses, commissions and advertising costs.

General  and  administration  expenses

General and administration expenses for the quarter ended March 31, 2003 decreased $10,832 or 2% from the same period in 2002. As a percentage of sales, general and administration expenses decreased from 29% in the first quarter of 2002 to 27% in the first quarter of 2003. The decrease was due to lower stock -based compensation expense offset by higher professional fees and higher stock exchange listing fees. General and administrative expenses include administrative personnel costs, rent, general office expenses, audit and legal costs, and investor relations expenses.

Depreciation  and  amortization

Depreciation and amortization for the first quarter of 2003 increased $19,127 or 12% compared to the first quarter of 2002. The increase in depreciation and amortization expense was due to the fixed assets acquired in 2002 and 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the three months ended March 31, 2003, operating activities generated net cash of $459,349 compared to $484,280 for the same period in 2002. The main reason for the decrease in cash from operations was the increase in cash expenses including higher advertising expenses, professional fees and stock exchange listing fees.

During the first quarter of 2003, the Company purchased fixed assets totaling $170,890 compared to $21,161 for the same period in 2002. These expenditures relate mainly to the network operations center and were for customer-specific requirements and general improvements to our data center. We have no contractual obligations to make further capital expenditures, but similar costs may be incurred in the future for expanding the network operations center when appropriate.

Net cash used in financing activities for the three months ended March 31, 2003 was $4,817 compared to net cash provided by financing activities of $13,204 for the same period in 2002. In 2002, $18,355 was raised from the exercise of stock options by employees.

As at March 31, 2003, the Company has cash and cash equivalents of $3,666,185 compared to $3,334,561 as at December 31, 2002. The increase reflects positive cash flows from operations for the first quarter of 2003 after expenditures on fixed assets. Based on management's current projections, the Company believes that it has adequate resources to maintain its current level of operations for the foreseeable future. The Company's management may evaluate from time to time the availability of external financing. The Company may seek additional capital to accelerate growth but there is no guarantee that capital will be available at acceptable terms or at all.

Management continues to believe that the preponderance of small businesses in the web hosting industry presents a likelihood of industry consolidation.
Although recent financial market conditions have not favored a trend toward consolidation in the industry, management believes that a change in economic conditions could lead to consolidation activity in the industry. From time to time management has explored and evaluated whether business combinations would be in the best interest of the shareholders. However, management has not received any competing bona fide proposals and has not reached any definitive agreement for a business combination.

On July 8, 2002, we received a Letter of Notice from Nasdaq indicating that we were not in compliance with the minimum USD$1.00 per share bid price requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4), and therefore, in accordance with Marketplace Rule 4310(c)(8)(D), were provided with 180 calendar days, or until January 6, 2003, to regain compliance. We did not regain compliance by January 6, 2003. On January 7, 2003, we were notified by Nasdaq that we did not meet listing requirements for the Nasdaq SmallCap Market at that time as we were not in compliance with the US$1.00 minimum bid price. We requested to appeal our case before the Nasdaq Qualifications Panel for continued listing on the Nasdaq SmallCap Market and the hearing was held on February 13, 2003. The Qualifications panel granted us an extension to July 3, 2003 to regain compliance with the minumum USD$1.00 per share bid price. If we cannot demonstrate compliance by this date, we will be provided with written notification that our securities will be delisted. At that time, we may appeal the Staff Determination to delist our securities to a Nasdaq Listing Qualification Panel. During this process, our securities will remain listed and will continue to trade on The Nasdaq SmallCap Market. In the event that our securities are delisted from The Nasdaq SmallCap Market, our securities may continue to trade on the OTC Bulletin Board's (R) electronic quotation system. If our securities are delisted from The Nasdaq SmallCap Market, this may adversely affect the liquidity of our securities, making it more difficult for holders of our common stock to sell their shares. On May 9, 2003 we filed a preliminary proxy statement for our 2003 annual meeting in which we have proposed that our shareholders approve an amendment to our certificate of incorporation to give our Board of Directors discretion to effect a reverse stock split to attempt to come into compliance with the minimum USD$1.00 per share bid price requirement.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes in market risk have occurred since we filed our report on Form 10-K for the fiscal year ended December 31, 2002.

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

We have been in a dispute with a web hosting company in the Netherlands called Netnation Europe. On March 14, 2002, we won a World Intellectual Property Organization (WIPO) dispute involving Netnation Europe for the domain name "netnation.info". On November 1, 2002, we lost a WIPO decision to Netnation Europe for the domain name "netnation.biz". Netnation Europe had initially registered the domain name during the start-up period for registration of .biz domain names and we contested Netnation Europe's rights to the domain name. At this time, we have not formally served Netnation Europe with notice of legal action. Currently, the Netherland market does not represent a significant part of our business.

To the knowledge of our officers and directors, there are no other pending legal proceedings or litigation of a material nature and none of our property is the subject of a pending legal proceeding. Further, our officers and directors know of no legal proceedings against us or our property contemplated by any governmental authority.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits

Exhibit No.   Description
-----------   ------------------------------------------------------------------
   99.1       Certification of Principal Executive Officer Pursuant to 18 U.S.C.
              Section  1350,  as  Adopted  Pursuant  to  Section  906  of  the
              Sarbanes-Oxley  Act  of  2002

   99.2       Certification of Principal Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On January 9, 2003, we filed a report on Form 8-K that included an Item 5, Other Events, disclosure.

On March 4, 2003, we filed a report on Form 8-K that included an Item 5, Other Events, disclosure.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NETNATION COMMUNICATIONS, INC.

Date:  May 12, 2003                     /s/ Joseph Kibur
     ----------------------          ----------------------------------------
                                     Joseph Kibur
                                     Chief Executive Officer

Date:  May 12, 2003                     /s/ Calvin Mah
     ----------------------          ----------------------------------------
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

Date:  May 12, 2003                     /s/ Joseph Kibur
     ----------------------          ----------------------------------------
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

Date:  May 12, 2003                     /s/ Calvin Mah
     ----------------------          ----------------------------------------
                                     Calvin Mah
                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
   99.1       Certification of Principal Executive Officer Pursuant to 18 U.S.C.
              Section  1350,  as  Adopted  Pursuant  to  Section  906  of  the
              Sarbanes-Oxley  Act  of  2002

   99.2       Certification of Principal Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002