Form 10-Q
period 2003-06-30
NETNATION COMMUNICATIONS INC
filed 2003-08-14
CIK 1091560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(MARK  ONE)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003
                                                  -------------

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

The number of shares of the registrant's Common Stock outstanding as of August 1, 2003 was 6,083,000.

                         NETNATION COMMUNICATIONS, INC.


                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


                                                                                              PAGE
                                                                                              ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited)
              and December 31, 2002 (audited)                                                    3

            Condensed Consolidated Statements of Operations and Deficit for the Three Month
              and Six Month Periods Ended June 30, 2003 (unaudited) and 2002 (unaudited)         4

            Condensed Consolidated Statement of Stockholders' Equity for the Six Month
              Period Ended June 30, 2003 (unaudited)                                             5

            Condensed Consolidated Statements of Cash Flows for the Six Month Periods
              Ended June 30, 2003 (unaudited) and 2002 (unaudited)                               6

            Condensed Notes to Consolidated Financial Statements                                 7

            Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                             10

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 14

            Item 4.  Controls and Procedures                                                    15


PART II.  OTHER INFORMATION

            Item 1.  Legal proceedings                                                          15

            Item 4.  Submission of matters to a vote of security holders                        15

            Item 6.  Exhibits and Reports on Form 8-K                                           16

            Signatures                                                                          17

            Certifications                                                                      18

                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                               NETNATION COMMUNICATIONS, INC.

                            Condensed Consolidated Balance Sheets
                                 (Expressed in U.S. dollars)


                                                                    June 30,    December 31,
                                                                        2003            2002
                                                                ------------  --------------
                                                                (unaudited)     (audited)
ASSETS

Current assets:
  Cash and cash equivalents                                     $ 3,804,746   $   3,334,561
  Accounts receivable, net of allowance for doubtful accounts
    of $nil (December 31, 2002 - $27,302)                           114,218          97,389
  Prepaid expenses and deposits                                     207,651         216,120
  Deferred expenses                                                 662,144         623,363
  Deferred tax asset                                                400,000         400,000
                                                                ------------  --------------
                                                                  5,188,759       4,671,433

Deferred expenses                                                   255,627         205,676
Fixed assets, net of accumulated depreciation of $2,042,737
  (December 31, 2002 - $1,772,309)                                  497,051         482,315
Investments                                                         100,000         100,000
                                                                ------------  --------------

                                                                $ 6,041,437   $   5,459,424
                                                                ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                      $   380,827   $     269,463
  Contingent lease payments (Note 5(b))                             381,254         381,254
  Customer deposits                                                  59,373          58,225
  Deferred revenue                                                2,212,601       2,103,537
  Capital lease liability                                            15,201          20,338
                                                                ------------  --------------
                                                                  3,049,256       2,832,817

Deferred revenue                                                    584,311         481,581
Capital lease liability                                               1,420           3,983

Stockholders' equity:
  Share capital
    Authorized:
      50,000,000 common shares with a par value of $0.0001 each
    Issued:
      6,083,000 (December 31, 2002 - 6,083,000) common shares           608             608
  Additional paid-in capital                                      5,911,996       5,911,996
  Accumulated other comprehensive income                             14,601          14,601
  Deficit                                                        (3,520,755)     (3,786,162)
                                                                ------------  --------------

                                                                  2,406,450       2,141,043
                                                                ------------  --------------

                                                                $ 6,041,437   $   5,459,424
                                                                ============  ==============


See accompanying condensed notes to consolidated financial statements.

                                           NETNATION COMMUNICATIONS, INC.

                             Condensed Consolidated Statements of Operations and Deficit
                                             (Expressed in U.S. dollars)


                                             Three month period ended June 30,       Six month period ended June 30,
                                                     2003                 2002             2003                 2002
                                        -----------------  -------------------  ---------------  -------------------
                                            (unaudited)         (unaudited)        (unaudited)        (unaudited)

Sales                                   $      1,924,951   $        1,740,954   $    3,737,993   $        3,427,385

Cost of sales                                    672,687              574,743        1,293,807            1,117,815
                                        -----------------  -------------------  ---------------  -------------------

Gross profit                                   1,252,264            1,166,211        2,444,186            2,309,570

Expenses:
  Sales and marketing                            333,616              252,905          658,591              519,154
  General and administration                     603,563              515,624        1,088,733            1,011,626
  Foreign currency translation losses            117,718               27,617          121,813               38,595
  Bad debt expense                                     -               27,026            7,012               27,026
  Gain on disposal of fixed assets                     -                    -           (9,836)                   -
  Depreciation and amortization                  137,530              191,332          312,466              347,141
                                        -----------------  -------------------  ---------------  -------------------

                                               1,192,427            1,014,504        2,178,779            1,943,542
                                        -----------------  -------------------  ---------------  -------------------

Net earnings                                      59,837              151,707          265,407              366,028

Deficit, start of period                      (3,580,592)          (4,510,414)      (3,786,162)          (4,724,735)
                                        -----------------  -------------------  ---------------  -------------------

Deficit, end of period                  $     (3,520,755)  $       (4,358,707)  $   (3,520,755)  $       (4,358,707)
                                        =================  ===================  ===============  ===================

Earnings per share, basic and diluted   $           0.01   $             0.02   $         0.04   $             0.06
                                        =================  ===================  ===============  ===================

Weighted average number of common
 shares outstanding, basic                     6,083,000            6,087,201        6,083,000            6,088,816
                                        =================  ===================  ===============  ===================
Weighted average number of common
 shares outstanding, diluted                   6,083,000            6,087,201        6,083,000            6,088,816
                                        =================  ===================  ===============  ===================


See accompanying condensed notes to consolidated financial statements.

                                  NETNATION COMMUNICATIONS, INC.

                     Condensed Consolidated Statement of Stockholders' Equity
                                   (Expressed in U.S. Dollars)

                               Six month period ended June 30, 2003
                                           (Unaudited)


                                                                  Accumulated
                              Common Stock          Additional          Other
                        ----------------------         Paid-In  Comprehensive
                              Shares    Amount         Capital         Income       Deficit       Total
                        ------------  --------  --------------  -------------  ------------  ----------
Balance at
  December 31, 2002        6,083,000  $    608  $    5,911,996  $      14,601  $(3,786,162)  $2,141,043

Net earnings and
  comprehensive income             -         -               -              -      265,407      265,407
                        ------------  --------  --------------  -------------  ------------  ----------

Balance at
 June 30, 2003             6,083,000  $    608  $    5,911,996  $      14,601  $(3,520,755)  $2,406,450
                        ============  ========  ==============  =============  ============  ==========


See accompanying condensed notes to consolidated financial statements.

                           NETNATION COMMUNICATIONS, INC.

                   Condensed Consolidated Statements of Cash Flows
                             (Expressed in U.S. dollars)


                                                        Six month       Six month
                                                       period ended    period ended
                                                         June 30,        June 30,
                                                           2003            2002
                                                      --------------  --------------
                                                        (unaudited)    (unaudited)
Cash provided by (used in):
  Net earnings                                        $     265,407   $     366,028
  Items not involving cash:
    Depreciation and amortization                           312,466         347,141
    Employee stock-based compensation                             -         116,227
    Foreign currency translation losses                     121,813          38,595
    Bad debt expense                                          7,012               -
    Gain on disposal of fixed assets                         (9,836)              -
  Changes in non-cash operating working capital:
    Accounts receivable                                      (9,320)         29,563
    Prepaid expenses and deposits                            25,516          44,526
    Deferred expenses                                       (81,531)       (125,124)
    Accounts payable and accrued liabilities                 68,973         (16,854)
    Deferred revenue                                         79,579          37,345
    Customer deposits                                         1,148         (17,638)
                                                      --------------  --------------

Net cash provided by operating activities                   781,227         819,809
                                                      --------------  --------------

Investing:
  Purchase of fixed assets                                 (331,342)        (60,071)
  Proceeds on disposal of fixed assets                       13,974               -
                                                      --------------  --------------

  Net cash used in investing activities                    (317,368)        (60,071)
                                                      --------------  --------------

Financing:
  Issue of share capital, net of share issue costs                -          22,640
  Lease financing                                           (11,037)        (11,400)
  Repurchase and cancellation of shares                           -            (458)
                                                      --------------  --------------

Net cash provided by (used in) financing activities         (11,037)         10,782
                                                      --------------  --------------

Effect of exchange rates on cash                             17,363          61,775
                                                      --------------  --------------

Increase in cash and cash equivalents                       470,185         832,295

Cash and cash equivalents, beginning of period            3,334,561       1,678,950
                                                      --------------  --------------

Cash and cash equivalents, end of period              $   3,804,746   $   2,511,245
                                                      ==============  ==============

Supplemental disclosure:

  Cash paid for:
    Interest                                          $       2,358   $       3,676
    Income taxes                                      $           -   $           -


See accompanying condensed notes to consolidated financial statements.

                         NETNATION COMMUNICATIONS, INC.

              Condensed Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                 Six month periods ended June 30, 2003 and 2002
                                   (Unaudited)

GENERAL:

     NetNation Communications, Inc. (the "Company") was incorporated on May 7, 1998 under the laws of the State of Delaware.

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

     On June 11, 2003, the Company entered into an agreement and plan of merger with Hostway Corporation, a private corporation, in which Hostway seeks to acquire all of NetNation's outstanding shares for cash. In return for all outstanding shares, NetNation's shareholders will collectively receive $10,036,950 in cash or $1.65 per share based on the post reverse stock split (see Note 2) number of shares outstanding. The transaction is expected to close in August 2003. The Board of Directors of the Company has received a favorable fairness opinion from BDO Valuation Inc. ("BDO"), a wholly owned subsidiary of BDO Dunwoody LLP Chartered Accountants and Consultants, for the planned merger. The fairness opinion was dated July 10, 2003. BDO's opinion was that, as of the date of the opinion, the merger consideration of $1.65 per share, post-consolidation, was fair from a financial point of view to NetNation's stockholders.

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

     The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for its fixed plan employee stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Any compensation expense recorded is charged against operations over the service period, which generally matches the option vesting period. No stock-based employee compensation cost was recorded for the three months ended and six months ended June 30, 2003, and June 30, 2002, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying Common stock on the grant date. The following table illustrates the effect on net income and net income per share, if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation using the Black-Scholes option pricing methodology.


======================================================================================================
                                           Three months ended June 30,       Six months ended June 30,
                                                2003              2002          2003              2002
------------------------------------------------------------------------------------------------------
Net earnings for the period:
  As reported                          $      59,837  $       151,707   $   265,407   $       366,028
  Total stock-based employee
  compensation expense
  determined under fair value-
  based method                                     -          (50,258)     (139,634)         (100,516)

------------------------------------------------------------------------------------------------------

  Proforma                             $      59,837  $       101,449   $   125,773   $       265,512
------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share:
  As reported                          $        0.01  $          0.02   $      0.04   $          0.06
  Proforma                                      0.01             0.02          0.02              0.04
------------------------------------------------------------------------------------------------------

     Reverse  stock  split:

     On June 12, 2003, the Company's shareholders approved a one-for-two and one half (1:2 1/2) reverse stock split of the Company's outstanding common stock. The reverse stock split was effected after the market close on June 13, 2003, thereby reducing 15,206,002 shares of issued common stock to 6,083,000 shares, of which six hundred (600) shares were issued on the rounding up of fractional shares. The par value of the common stock was not affected by the reverse stock split and remained at $0.0001 per share after the reverse stock split. Consequently, the aggregate par value of the issued common stock was reduced affecting the stockholder's equity section of the balance sheet due to reclassifying the par value amount of the reversed common shares from common stock to additional paid-in capital for all periods presented. All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated in the financial statements for all periods presented to reflect the reverse stock split.

3.   STOCK  OPTIONS:

     On February 14, 2003, the Company's Board of Directors approved the immediate vesting of all non-vested stock options and that all options would expire 30 days from that date if not exercised. On March 16, 2003, all options unexercised at that date expired.

     A summary of the Company's stock option activity is as follows:

          =================================================================
                                            Number of     Weighted average
                                          common shares    exercise price
          -----------------------------------------------------------------
          Outstanding, December 31, 2002        174,800   $            7.05
          Cancelled                              (2,400)               5.63
          Cancelled                             (12,000)               5.78
          Cancelled                              (6,400)              11.58
          Expired                               (14,400)               5.33
          Expired                               (51,600)               5.63
          Expired                               (51,200)               5.78
          Expired                                (9,600)              10.33
          Expired                               (27,200)              11.58
          -----------------------------------------------------------------

          Outstanding, June 30, 2003                  -   $               -
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

     The  Company's revenues are generated from the following business segments:

======================================================================================
                             Three months ended June 30,     Six months ended June 30,
                                   2003             2002         2003            2002
--------------------------------------------------------------------------------------
Web hosting               $   1,293,239  $     1,145,651  $ 2,506,973  $     2,305,800
Domain name registration        631,712          595,303    1,231,320        1,121,585
--------------------------------------------------------------------------------------

                          $   1,924,951  $     1,740,954  $ 3,737,993  $     3,427,385
--------------------------------------------------------------------------------------

     The Company's gross profits are generated from the following business segments:

======================================================================================
                             Three months ended June 30,     Six months ended June 30,
                                   2003             2002         2003             2002
--------------------------------------------------------------------------------------
Web hosting               $     924,766  $       843,942  $ 1,809,030  $     1,726,128
Domain name registration        327,498          322,269      635,156          583,442
--------------------------------------------------------------------------------------

                          $   1,252,264  $     1,166,211  $ 2,444,186  $     2,309,570
--------------------------------------------------------------------------------------

     All  of  the  Company's  assets were located in Canada as at June 30, 2003.

5.   COMMITMENTS  AND  CONTINGENCIES:

     (a) The Company is committed to total operating lease payments for rent for the remainder of 2003 and 2004 of approximately $63,000 and $42,000, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All share and per share amounts discussed in this Quarterly Report have been adjusted to reflect the one-for-two and one-half reverse stock split effected on June 13, 2003. See Note 2 to the consolidated financial statements "Significant Accounting Policies".

The following discussion should be read in conjunction with our condensed unaudited financial statements contained in Item 1 of this quarterly report on Form 10-Q and audited consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2002. Except for the historical information presented in this document, the matters discussed in this Form 10-Q, and specifically in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. These forward-looking statements involve risks and uncertainties, including those identified within the section entitled "Risk Factors" in our Form 10-K for the fiscal year ended December 31, 2002. The actual results that we achieve may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged not to place undue reliance on these forward-looking statements, and readers should carefully review and consider the various disclosures made by us in this quarterly report on Form 10-Q, our annual report on Form 10-K for the fiscal year ended December 31, 2002 and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PLANNED  MERGER

On June 11, 2003, the Company entered into an agreement and plan of merger with Hostway Corporation, a private corporation, in which Hostway seeks to acquire all of NetNation's outstanding shares for cash. In return for all outstanding shares, NetNation's shareholders will collectively receive $10,036,950 in cash or $1.65 per share based on the post reverse stock split number of shares outstanding. The transaction is expected to close in August 2003. The Board of Directors of the Company has received a favorable fairness opinion from BDO Valuation Inc. ("BDO"), a wholly owned subsidiary of BDO Dunwoody LLP Chartered Accountants and Consultants, for the planned merger. The fairness opinion was dated July 10, 2003. BDO's opinion was that, as of the date of the opinion, the merger consideration of $1.65 per share, post-consolidation, was fair from a financial point of view to NetNation's stockholders. Assuming our stockholders approve the merger with Hostway, NetNation will cease to be a publicly-traded company when the merger transaction closes.

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

RESULTS  OF  OPERATIONS

For the quarter ended June 30, 2003, we achieved net earnings of $59,837 ($0.01 per share) as compared to $151,707 ($0.02 per share) for the same period in 2002 and for the six month period ended June 30, 2003, net earnings of $265,407 ($0.04 per share) as compared to $366,028 ($0.06 per share) for the same period in 2002.

Revenue

Our revenue of $1,924,951 for the quarter ended June 30, 2003 represents an increase of $183,997 or 11% over the quarter ended June 30, 2002. For the six months ended June 30, 2003, revenue of $3,737,993 was an increase of $310,608 or 9% over the same period in 2002. The increase was due to increases in both our web hosting business and domain name registration business.

The following table compares the composition of sales for the three and six months ended June 30, 2003 to the same period in 2002:

Sales                            Three months ended June 30,     Six months ended June 30,
                              ------------------------------  ----------------------------
                                       2003             2002         2003             2002
                              -------------  ---------------  -----------  ---------------
  Web hosting                           67%              66%          67%              67%
  Domain name registration              33%              34%          33%              33%
                              -------------  ---------------  -----------  ---------------
Total sales                            100%             100%         100%             100%
                              -------------  ---------------  -----------  ---------------

The deferred revenue amount on the balance sheet as at June 30, 2003 includes $2,071,806 related to domain name registration and $725,106 related to web hosting services.

Cost  of  sales

Cost of sales of $672,687 for the quarter ended June 30, 2003 represents an increase of $97,944 or 17% over the quarter ended June 30, 2002. For the six months ended June 30, 2003, cost of sales of $1,293,807 represents an increase of $175,992 or 16% over the same period in 2002. As a percentage of sales, cost of sales increased from 33% to 35% from the second quarter of 2002 to the same period in 2003. As a percentage of sales, cost of sales increased from 33% to 35% from the first six months of 2002 compared to the same period in 2003. The increase in costs was mainly due to increased personnel costs, increased bandwidth usage, and the costs to register an increased number of domain names. The majority of cost of sales consists of personnel costs for the network operations center and technical support, bandwidth costs, and the costs to register domain names for our customers. Domain name registration fees paid to the central registries are recognized as an expense over the term of registration.

Sales  and  marketing  expenses

Sales and marketing expenses for the quarter ended June 30, 2003 increased $80,711 or 32% from the same period in 2002. For the six months ended June 30, 2003, sales and marketing expenses increased $139,437 or 27% from the same period in 2002. As a percentage of sales, sales and marketing expenses increased from 15% in the second quarter of 2002 to 17% in the second quarter of 2003. As a percentage of sales, sales and marketing expenses increased from 15% in the first six months of 2002 to 18% in the first six months of 2003. This increase was due to an increase in advertising expenses of $84,467 or 118% in the second quarter of 2003 compared to the same period in 2002 and an increase of $139,241 or 86% for the first six months of 2003 compared to the same period in 2002. This increase in advertising expenses was directed at various online forms of advertising. Sales and marketing expense consists mainly of salaries, bonuses, commissions and advertising costs.

General  and  administration  expenses

General and administration expenses for the quarter ended June 30, 2003 increased $87,939 or 17% over the same period in 2002. For the six month period ended June 30, 2003, general and administration expenses increased $77,107 or 8% over the same period in 2002. As a percentage of sales, general and administration expenses increased from 30% in the second quarter of 2002 to 31% in the second quarter of 2003. As a percentage of sales, general and administration expenses decreased from 30% in the first six months of 2002 to 29% in the first six months of 2003. The dollar increase was mainly due to higher legal and professional fees associated with our planned merger with Hostway Corporation. General and administrative expenses include administrative personnel costs, rent, general office expenses, audit and legal costs, and investor relations expenses.

Foreign  currency  translation  losses

Foreign currency translation losses for the quarter ended June 30, 2003 of $117,718 represents an increase of $90,101 or 326% over the same period in 2002. For the six month period ended June 30, 2003, foreign currency translation losses of $121,813 represents an increase of $83,218 or 216% over the same period in 2002. These foreign currency translation losses are due to the significant change in the US dollar to Canadian dollar exchange rate experienced in the last six months. Currently we do not hedge against our exposure to foreign currency risk.

Depreciation  and  amortization

Depreciation and amortization for the second quarter of 2003 decreased $53,802 or 28% as compared to the second quarter of 2002. For the six month period ended June 30, 2003, depreciation decreased $34,675 or 10% as compared to the same period in 2002. The decrease in depreciation and amortization expense was due to the fixed assets acquired in 2000 reaching the end of their three-year amortization period.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the six months ended June 30, 2003, operating activities generated net cash of $781,227 compared to $819,809 for the same period in 2002. The main reason for the decrease in cash from operations was the increase in cash expenses including higher advertising expenses, and higher legal and professional fees from the planned merger with Hostway Corporation.

During the six months ended June 30, 2003, the Company purchased fixed assets totaling $331,342 compared to $60,071 for the same period in 2002. These expenditures relate mainly to the network operations center and were for customer-specific requirements and general improvements to our data center. We have no contractual obligations to make further capital expenditures, but similar costs may be incurred in the future for expanding the network operations center when appropriate.

Net cash used in financing activities for the six months ended June 30, 2003 was $11,037 compared to net cash provided by financing activities of $10,782 for the same period in 2002. In 2002, $22,640 was raised from the exercise of stock options by employees.

As at June 30, 2003, the Company has cash and cash equivalents of $3,804,746 compared to $3,334,561 as at December 31, 2002. The increase reflects positive cash flows from operations for the first six months of 2003 after expenditures on fixed assets. Based on management's current projections, the Company believes that it has adequate resources to maintain its current level of operations for the foreseeable future.

On June 12, 2003, the Company's shareholders approved a one-for-two and one half (1:2 1/2) reverse stock split of the Company's outstanding common stock. The reverse stock split was effected after the market close on June 13, 2003, thereby reducing 15,206,002 shares of issued common stock to 6,083,000 shares, of which six hundred (600) shares were issued on the rounding up of fractional shares. The par value of the common stock was not affected by the reverse stock split and remained at $0.0001 per share after the reverse stock split. Consequently, the aggregate par value of the issued common stock was reduced affecting the stockholder's equity section of the balance sheet due to reclassifying the par value amount of the reversed common shares from common stock to additional paid-in capital for all periods presented. All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated in the financial statements for all periods presented to reflect the reverse stock split.

On July 8, 2002, we received a Letter of Notice from Nasdaq indicating that we were not in compliance with the minimum USD$1.00 per share bid price requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4), and therefore, in accordance with Marketplace Rule 4310(c)(8)(D), were provided with 180 calendar days, or until January 6, 2003, to regain compliance. We did not regain compliance by January 6, 2003. On January 7, 2003, we were notified by Nasdaq that we did not meet listing requirements for the Nasdaq SmallCap Market at that time as we were not in compliance with the US$1.00 minimum bid price. We requested to appeal our case before the Nasdaq Qualifications Panel for continued listing on the Nasdaq SmallCap Market and the hearing was held on February 13, 2003. The Qualifications panel granted us an extension to July 3, 2003 to regain compliance with the minimum USD$1.00 per share bid price. On June 12, 2003, at the Company's annual general meeting, the shareholders of the Company approved a proposal to amend our certificate of incorporation to give our Board of Directors discretion to effect a one for two and one-half (1:2.5) reverse stock split to attempt to come into compliance with the minimum USD$1.00 per share bid price requirement. The reverse stock split took effect on June
13, 2003. On July 7, 2003, we received a Letter of Notice from Nasdaq stating that the Company has demonstrated compliance with the minimum closing bid price requirement of US$1.00 per share for ten consecutive trading days, thus granting the Company continued listing on the Nasdaq SmallCap Market.


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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On June 12, 2002, we held our annual general meeting of stockholders in Vancouver, British Columbia. The following matters were considered and voted upon at the annual general meeting. Please note that the number of votes are based on the pre-reverse stock split number of shares outstanding of 15,206,002.

The first matter voted upon at the meeting was the election of members to the Board of Directors. David Talmor, Joseph Kibur, Ernest Cheung, Anil Wirasekara, and Jag Gillan were nominated for election as directors of NetNation to hold office until their successor are duly elected or appointed. All of the directors nominated for election served as directors immediately prior to the annual meeting. The votes cast and withheld for such nominees were as follows:

     Name                For     Withheld
     ---------------  ---------  --------

     David Talmor     8,606,025   133,850
     Joseph Kibur     8,736,925     2,950
     Ernest Cheung    8,709,625    30,250
     Anil Wirasekara  8,695,625    44,250
     Jag Gillan       8,709,625    30,250

In addition to the election of directors, the following matters were voted upon at the annual meeting:

- To ratify the board of directors' selection and appointment of KPMG, LLP, Chartered Accountants, as independent auditors for NetNation for the fiscal year ending December 31, 2003. The votes were cast as follows: 8,737,175 in favor of ratification; 2,700 against ratification; and 0 abstaining.

- To approve an amendment to NetNation's certificate of incorporation to effect a 1-for-2 and 1/2 reverse stock split of all the issued and outstanding shares of our common stock, which resolution would give the board of directors authority to, in its sole discretion, implement the reverse stock split at any time prior to the next annual meeting. The votes were cast as follows: 8,735,175 in favor of the amendment; 4,700 against the amendment; and 0 abstaining.

No other matters were submitted to our members at the annual meeting.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Exhibit  No.   Description
-------------  -----------------------------------------------------------------

    99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K

On June 4, 2003, we filed a report on Form 8-K dated June 3, 2003 that included an Item 5, Other Events, disclosure.

On June 16, 2003, we filed two reports on Form 8-K both dated June 13, 2003 that each included Item 5, Other Events, disclosures.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETNATION  COMMUNICATIONS,  INC.

Date:  August 13, 2003                /s/  Joseph Kibur
       ---------------             --------------------------------------
                                   Joseph Kibur
                                   Chief Executive Officer

Date:  August 13, 2003                /s/  Calvin Mah
       ---------------             --------------------------------------
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

Date:  August 13, 2003                /s/  Joseph Kibur
       ---------------             --------------------------------------
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

Date:  August 13, 2003                /s/  Calvin Mah
       ---------------             --------------------------------------
                                   Calvin Mah
                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit  No.   Description
-------------  -----------------------------------------------------------------
    99.1       Certification  of  Principal  Executive  Officer  Pursuant  to 18
               U.S.C.  Section  1350,  as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley  Act  of  2002

    99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002